Form 10QSB
period 1995-10-31
LINCOLN LOGS LTD
filed 1995-12-13
CIK 717422

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                                                      Total No. of
                                                      Pages 12
                           FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1995

                   Commission file number 2-82833

                         Lincoln Logs Ltd.
   (Exact name of small business issuer as specified in its charter)

              New York                          14-1589242
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)


            Riverside Drive, Chestertown, New York 12817
              (Address of principal executive offices)

                            (518) 494-5500
                    (Issuer's telephone number)

____________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) has filed all reports required to be filed
by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes_____X______    No____________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


       Class                          Outstanding at Dec. 7, 1995
  Common Stock, $ .01 par value                1,039,694

                 LINCOLN LOGS LTD.  AND SUBSIDIARIES
                              I N D E X

                                                 Page Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated balance sheets as of
       October 31, 1995 and January 31, 1995          3 .... 4

     Consolidated statements of operations
       for the nine months and the three
       months ended October 31, 1995 and 1994         5

     Consolidated statements of cash flows
       for the nine months ended October 31,
       1995 and 1994                                  6

     Notes to consolidated financial statements       7 .... 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                             9 .... 10

PART II.  OTHER INFORMATION                          11

SIGNATURES                                           12

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1995 AND
                           JANUARY 31, 1995

                               ASSETS
                                           October 31,    January 31,
                                             1 9 9 5        1 9 9 5
                                           (Unaudited)     (Audited)
                                           -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents               $  279,194     $  278,243
   Trade accounts receivable, net of
     $9,000 allowance for doubtful
     accounts                                 207,170        368,196
   Notes receivable                            18,500         19,542
   Inventories (principally raw materials)    907,527        880,391
   Prepaid expenses and
     other current assets                     294,951        260,906
   Due from related party                       1,543          1,454
   Income taxes receivable and prepaid          2,049            883
                                            ---------      ---------
   TOTAL CURRENT ASSETS                     1,710,934      1,809,615

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                      782,840        775,992
   Buildings and improvements               2,118,426      2,117,619
   Machinery and equipment                    619,783        611,671
   Furniture and fixtures                   1,223,358      1,203,889
   Transportation equipment                   142,028        113,735
                                            4,886,435      4,822,906
                                            ---------      ---------
   Less:  accumulated depreciation         (2,976,720)    (2,853,497)
                                            ---------      ---------
   TOTAL PROPERTY, PLANT AND
     EQUIPMENT - net                        1,909,715      1,969,409

OTHER ASSETS:
   Due from related party                      76,443         77,615
   Assets held for resale                      71,825         71,825
   Deposits and other assets                      548          1,000
   Intangible assets, net of amortization      39,505          7,950
                                            ---------      ---------
   TOTAL OTHER ASSETS                         188,321        158,390
                                            ---------      ---------
TOTAL ASSETS                               $3,808,970     $3,937,414
                                            =========      =========
See notes to consolidated financial statements.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1995 AND
                       JANUARY 31, 1995

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                            October 31,   January 31,
                                              1 9 9 5       1 9 9 5
                                            (Unaudited)    (Audited)
                                            -----------   ----------
CURRENT LIABILITIES:
   Current installments of long-term debt   $  180,399    $  214,064
   Notes payable (note 4)                      470,000       240,000
   Other credit - redeemable
     common stock, current                      94,305        62,500
   Trade accounts payable                      830,039     1,067,409
   Customer deposits                           997,322       896,080
   Accrued payroll and related taxes
     and withholdings                           44,535        49,780
   Accrued expenses                            448,735       581,856
                                             ---------      ---------
     TOTAL CURRENT LIABILITIES               3,065,335     3,111,689

LONG-TERM DEBT, net of current
     installments:
   Convertible subordinated debentures         700,000       700,000
   Retirement agreement                             --       107,345
   Other                                        41,519        36,661
                                             ---------      ---------
     TOTAL LONG-TERM DEBT (net of current)     741,519       844,006

COMMITMENTS AND CONTINGENCIES

OTHER CREDIT - REDEEMABLE COMMON STOCK              --        94,305

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; issued
     and outstanding -0- shares                     --            --
   Common stock, $.01 par value;
     authorized 5,000,000 shares; issued
     and outstanding 1,449,999 shares, less
     93,935 and 187,870 shares subject to
     redemption agreement at October 31, 1995
     and January 31, 1995 respectively          13,561        12,621
   Additional paid-in capital                3,800,920     3,739,360
   Accumulated deficit                      (3,022,235)   (3,136,937)
                                             ---------      ---------
                                               792,246       615,044
   Less: cost of 410,305 shares and
     316,370 shares of common stock
     in treasury at October 31, 1995 and
     January 31, 1995 respectively          (  790,130)   (  727,630)
                                             ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        2,116    (  112,586)
                                             ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                         $3,808,970    $3,937,414
                                             =========     =========
See notes to consolidated financial statements.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS AND THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                             (UNAUDITED)

                                                Nine Months Ended
                                                   October 31,
                                            -----------------------
                                              1 9 9 5       1 9 9 4
                                            ---------     ---------
SALES, net of commissions of
  $923,199 and $910,442 respectively      $ 5,851,611   $ 5,800,195
COST OF SALES                               3,949,026     4,112,369
                                            ---------     ---------
GROSS PROFIT                                1,902,585     1,687,826

OPERATING EXPENSES:
  Selling, general and administrative       1,715,336     1,762,734
                                            ---------     ---------
INCOME (LOSS) FROM OPERATIONS                 187,249    (   74,908)

OTHER INCOME (EXPENSE):
  Interest income                              25,972        26,537
  Interest expense                         (  144,190)   (  122,375)
  Other                                        45,671       114,004
                                            ---------     ---------
  Total other income (expense) - net       (   72,547)       18,166
                                            ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES             114,702    (   56,742)
INCOME TAXES                                       --            --
                                            ---------     ---------
NET INCOME (LOSS)                         $   114,702   $(   56,742)
                                            =========     =========
PER SHARE DATA (note 2):
   Primary earnings (loss) per common
     and common equivalent share          $       .12   $(      .06)
                                            =========     =========
   Fully diluted earnings per common
     and common equivalent share          $       .04   $(       --)
                                            =========     =========

                                                Three Months Ended
                                                   October 31,
                                            -----------------------
                                              1 9 9 5       1 9 9 4
                                            ---------     ---------
SALES, net of commissions of
  $343,537 and $331,429 respectively      $ 2,255,178   $ 2,127,659

COST OF SALES                               1,571,967     1,481,649
                                            ---------     ---------
GROSS PROFIT                                  683,211       646,010

OPERATING EXPENSES:
  Selling, general and administrative         581,442       600,195
                                            ---------     ---------
INCOME FROM OPERATIONS                        101,769        45,815

OTHER INCOME (EXPENSE):
  Interest income                               7,384        11,271
  Interest expense                         (   50,038)   (   35,617)
  Other                                        31,845        93,585
                                            ---------     ---------

  Total other income (expense) - net       (   10,809)       69,239
                                            ---------     ---------
INCOME BEFORE INCOME TAXES                     90,960       115,054
INCOME TAXES                                       --            --
                                            ---------     ---------
NET INCOME                                $    90,960   $   115,054
                                            =========     =========
PER SHARE DATA (note 2):
   Primary earnings per common
     and common equivalent share          $       .10   $       .12
                                            =========     =========
   Fully diluted earnings per common
     and common equivalent share          $       .03   $       .03
                                            =========     =========
See notes to consolidated financial statements.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 and 1994
                              (UNAUDITED)

                                                  Nine Months Ended
                                                     October 31,
                                              -----------------------
                                                1 9 9 5       1 9 9 4
                                             ----------     ----------
OPERATING ACTIVITIES:
  Net income (loss)                         $   114,702   $(   56,742)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization              128,668       164,568
     Changes in operating assets and
      liabilities:
       Trade accounts receivable                161,026    (   56,073)
       Inventories                           (   27,136)   (   41,414)
       Prepaid expenses and other current
        assets                               (   34,045)       39,302
       Trade accounts payable                (  237,370)      234,604
       Customer deposits                        101,242    (    5,906)
       Accrued expenses and other operating
        activities                           (   63,366)   (  158,384)
       Accrued and prepaid income taxes      (    1,166)   (    4,434)
                                              ----------    ----------
         Net cash provided by
          operating activities                  142,555       115,521
                                              ----------    ----------
INVESTING ACTIVITIES:
  Repayments of notes receivable                  1,042         1,552
  Additions to property, plant and equipment (   25,541)   (   12,756)
  Decrease in due from related parties            1,083         1,019
  Decrease in deposits and other assets             452           159
  Increase in intangible assets              (   37,000)           --
                                              ----------    ----------
         Net cash used by
          investing activities               (   59,964)   (   10,026)
                                              ----------    ----------
FINANCING ACTIVITIES:
  Proceeds from notes payable, net              155,000       240,000
  Reduction of other credit - redeemable
    common stock                             (   62,500)   (   62,500)
  Reductions in long-term debt               (  174,140)   (  218,380)
                                              ----------    ----------
         Net cash used by
          financing activities               (   81,640)   (   40,880)
                                              ----------    ----------
Net increase in cash and cash
    equivalents                                     951        64,615
Cash and cash equivalents at beginning of
    period                                      278,243       292,459
                                             ----------    ----------
Cash and cash equivalents at end of period  $   279,194   $   357,074
                                             ==========    ==========
See notes to consolidated financial statements.

                 LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                     OCTOBER 31, 1995 AND 1994

(1) BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the nine month periods ended October 31, 1995 and 1994 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

    Certain amounts in the 1994 financial statements have been reclassified to conform with the presentation in the 1995 financial statements.

(2) EARNINGS PER SHARE

    Primary earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. The weighted average number of common and common equivalent shares used to compute primary earnings per share was 945,759 for each of the nine month periods and three month periods ended October 31, 1995 and 1994, respectively.

    Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The fully diluted weighted average number of common and common equivalent shares was 4,445,759 for the nine month period ended October 31, 1995 and for the three month periods ended October 31, 1995 and 1994.


(3)  INCOME TAXES

    The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized.

(4)  NOTES PAYABLE

    During 1995 the Company expanded its Cant Financing Program, which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by the cant inventory thus purchased. Notes presently outstanding are for a fixed term and amount, and bear interest at an annual rate of 18% payable monthly.
As of October 31, 1995, a total of $470,000 had been loaned to the Company by various individuals, including directors and shareholders. Holders of $75,000 of the notes scheduled to mature on October 31, 1995 have elected to renew their notes with a new due date of June 30, 1996, while the balance of $40,000 was redeemed on November 1, 1995. The remaining total of $430,000 will be due on June 30, 1996.

(5) SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended October 31, 1995, cash was paid in the amounts of $130,420 for interest and $1,166 for income taxes.

Noncash investing and financing activity:
    During the nine month period ended October 31, 1995, the following transactions took place:

    - The Company financed $37,988 of the purchase of assets having a total cost of $38,988.

    - The Company reclassified $75,000 of accrued liabilities due to various individuals, including an officer and a director, to notes bearing the terms of Cant Financing Program II.

ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended October 31, 1995 vs. October 31, 1994:

    The Company's revenues, net of sales commissions, for the nine months ended October 31, 1995 were $5,851,611 as compared to $5,800,195 for the nine months ended October 31, 1994, an increase of $51,416 or 1%. There was a 9% increase in the number of home units shipped during the current nine month period as compared to the previous year while the average sales value per home unit shipped was 5% lower than in the previous year. The decrease in sales value per home unit shipped is the result of an increase in the number of smaller home packages shipped in the current period. Although more home units were shipped than in the prior year, net sales showed a smaller increase overall due to a smaller number of units being shipped in the Company's solarium product line, down from 18 in the first nine months of the prior year to 13 in the current period.

    Gross profits amounted to 33% of sales for the nine months ended October 31, 1995 as compared to 29% for the same period in 1994. In realizing an increase in gross profit, the Company has benefited from two catalog price increases put into place during the prior fall and winter and from the substantial decrease in market prices for lumber and plywood products since the start of the current fiscal year.

    Total operating expenses of $1,715,336, or 29% of sales, have decreased $47,398 from the previous year's amount of $1,762,734, or 30% of sales. The decrease in total operating expenses was 3%, and was due to the Company's ongoing efforts to reduce expenses wherever possible and to improve its management systems.


Three months ended October 31, 1995 vs. October 31, 1994:

    Sales, net of commissions, amounted to $2,255,178 for the three months ended October 31, 1995 as compared to $2,127,659 in the same period in 1994, an increase of $127,519, or 6%. When compared with the previous year, there was a 13% increase in the number of home units shipped while the average sales value per home unit shipped decreased 5%. The decrease in sales value per home unit shipped is the result of an increase in the number of smaller home packages shipped in the current period. The increase in net sales was a result of the overall increase in home units shipped. Shipments in the Company's solarium product line amounted to 5 units in the current period, an increase of two units over the prior year's third quarter.

    Gross profits amounted to 30% of net sales for the three months ended October 31, 1995 as compared to 30% for the same period in 1994. Market prices for lumber and plywood products rose during the period from those levels experienced during the first half of the current fiscal year. In addition, direct labor utilized per unit shipped increased during the current quarter.

    Total operating expenses of $581,442, or 26% of sales, have decreased $18,753 from the previous year's amount of $600,195, or 28% of sales. The decrease in total operating expenses amounted to 3%, and was due to the Company's ongoing efforts to reduce expenses wherever possible and to improve its management systems.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had a negative working capital position at both October 31, 1995 and October 31, 1994 of $1,354,401 and $1,080,361,
respectively. For the nine month period ended October 31, 1995, working capital decreased $52,327 as compared to a decrease of $101,291 in the same period in 1994. As of the Company's fiscal year end at January 31, 1995, current liabilities exceeded current assets by $1,302,074. Working capital was primarily consumed during both reporting periods by the repayment of long-term debt, including obligations related to the retirement of the Company's founder and, in the current year, by payment for a trademark agreement.

    For the nine months ended October 31, 1995 the Company's operations were a net provider of $142,555 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $115,521. Overall, the Company experienced a net increase in its cash position of $951 at October 31, 1995 as compared with an increase in its cash position of $64,615 at October 31, 1994. During the nine months ended October 31, 1995, cash provided by operations was primarily consumed by the repayment of long-term debt obligations, including obligations related to the retirement of the Company's founder, and payment for a trademark agreement. During the prior period, the Company's cash position was improved by funds generated from operations, including an increase in trade accounts payable, and from new short-term borrowing from several individuals, including directors and shareholders.

    Although the Company realized a profit of $114,702 for the nine months ended October 31, 1995, current liabilities exceeded current assets by $1,354,401 as of that date. The Company has obtained additional funds during the period through its second Cant Financing Program. It has not, however, been successful in securing new capital through bank or governmental agency sources. The Company's ability to continue operating is presently dependent on the cash flow provided from its operating activities. These funds are expected to be sufficient for the Company's needs for the remainder of the current fiscal year, but any reduction in its sales activity may further reduce its liquidity and, eventually, force the Company to cease operations.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults of Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LINCOLN LOGS LTD.


                                    /s/Richard C. Farr
                                   ---------------------------------
                                   Richard C. Farr,
                                   Chairman of the Board, President,
                                   Chief Executive Officer and
                                   Treasurer

                                   Date:  December 7, 1995



                                    /s/Marjory B. Moeller
                                   ---------------------------------
                                   Marjory B. Moeller
                                   Vice President, Finance

                                   Date:  December 7, 1995