Form 10KSB
period 1996-01-31
LINCOLN LOGS LTD
filed 1996-04-30
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1996            Commission File
                                                      Number 2-82833
                             LINCOLN LOGS LTD.
              (Name of small business issuer in its charter)

         New York                                      14-1589242
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

              Riverside Drive, Chestertown, New York 12817
           (Address of principal executive offices) (Zip Code)

                Issuer's telephone number: (518) 494-5500

      Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
Title of Each Class                            on Which Registered
      NONE                                            NONE

      Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $.01 par value
                             (Title of Class)

                          Share Purchase Rights
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES [X]   NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year were $7,120,152.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 19, 1996 was approximately $124,075. The number of shares of Common Stock of the registrant outstanding on April 19, 1996 was 1,039,694.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement with respect to its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panel homes to be erected by custom builders and "do-it-yourself" buyers. The Company mills logs at its own manufacturing facilities in Chestertown, New York and delivers to its customers by truck trailer a weather-tight log home shell package which includes logs, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant system and blueprints and construction notes. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints.

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panel homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panel homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); and Lincoln Logs International Ltd., a New York corporation which was created to act as a domestic international sales corporation but is inactive. In addition, the Company has a controlling interest in Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln" pursuant to the settlement of a proceeding instituted by the Trustee in the Chapter 7 Bankruptcy Proceeding of Lincoln Pre-Cut Log Homes, Inc., a Washington corporation. The Company, previously a fifty percent (50%) shareholder, acquired a controlling interest in Lincoln Holding Corp. after the owner of the other fifty percent (50%) interest in Lincoln Holding Corp. defaulted under the terms of an agreement with the Trustee and the Company. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lincoln Logs Ltd., each of whom serves in such capacity at the pleasure of the Board of Directors, are as follows:

      Name             Age                  Office(s)
      ----             ---                  ---------

Richard C. Farr        67     Chairman of the Board; President and Chief
                              Executive Officer; Treasurer

Barbara J. Durkish     35     Vice President, Communications; Assistant
                              Secretary

Carole P. Hart         54     Assistant Secretary

Peter M. Hart          56     Vice President, Planning, Customer
                              Satisfaction and Quality Assurance

Marjory B. Moeller     54     Vice President, Finance

John Naftzger          55     Vice President, Marketing and Sales

John F. Schumaker      49     Vice President, Design and Engineering


Richard C. Farr has been Chairman of the Board of the Company since January 1990 and President and Chief Executive Officer and Treasurer of the Company since December 1991. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West Hartford, Connecticut, since September 1980.

Barbara J. Durkish has been Vice President, Communications of the Company since July 1987 and Assistant Secretary since June 1992. Ms. Durkish has served in several capacities since she joined the Company in 1979, including Vice President, Consumer Affairs from February 1983 to July 1987, and Secretary of the Company from February 1983 to June 1992. Ms. Durkish is the daughter of Richard Considine, formerly a Director of the Company until his resignation from the Board in May 1993 and formerly the President and Chief Executive Officer of the Company, from which positions he resigned in December 1991. Barbara J. Durkish is the sister of Susan M. Considine, a Director of the Company.

Carole P. Hart has been Assistant Secretary of the Company since June, 1995. Prior to her promotion to her current position, Ms. Hart was Senior Staff Administrator, a position she held since joining the Company in April 1994. Prior to joining the Company, Ms. Hart was employed by New England Log Homes, Inc. as the Senior Staff Administrator from January 1981 to January 1994. Ms. Hart is the wife of Peter M. Hart, Vice President, Planning, Customer Satisfaction and Quality Assurance of the Company.

Peter M. Hart, has been Vice President, Planning, Customer Satisfaction and Quality Assurance since March, 1995. Prior to his promotion to his current position, Mr. Hart was General Manager, Western Region, a position he held since joining the Company in April 1994. Prior to joining the Company, Mr. Hart was employed by New England Log Homes, Inc. from August 1980 to January 1994, where he had served as Senior Vice President and Director of Marketing since 1986. Mr. Hart is the husband of Carole P. Hart, Assistant Secretary of the Company.

Marjory B. Moeller, CPA, has been Vice President, Finance since October 1994. Prior to being elected Vice President, Finance, Ms. Moeller was the Company's Corporate Controller from November 1993 until October 1994 and served as Assistant Controller of the Company upon joining the Company in May 1988 until November 1993. Ms. Moeller is retiring from her position at the Company effective as of May 3, 1996.

John Naftzger has been Vice President, Marketing and Sales since August 1993. Prior to his promotion to his present position, Mr. Naftzger was Director of Marketing and Sales, a position he held from May 1992, when
he joined the Company, until his promotion in August 1993.   Prior to
joining the Company, Mr. Naftzger was President of J. Naftzger Communications, a consulting firm, from January 1989 to May 1992.

John F. Schumaker has been Vice President, Design and Engineering since August 1993. Prior to his promotion to his present position, Mr.
Schumaker was Director of Design and Engineering for the Company from May 1990 to August 1993. Mr. Schumaker began his career with the Company in November 1983 as a drafter.

PRODUCTS

The Company's products include 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $14,785 to $113,315. A majority of the Company's log home sales are intended to be the primary residence of the buyer.

The Company also has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system which when assembled with other standard building components will permit the construction of a non-log, standard stick-built type home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 13% of total sales in fiscal year 1996.

The Company markets its products in the United States through a network of approximately 60 sales representatives in approximately 20 states. Fifty percent (50%) of the purchase price of the package is usually received prior to any cutting by the Company. The complete log home shell package is shipped via truck trailers and delivered to a customer upon payment of the balance of the purchase price.

Each sales representative has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 10% to 17-1/2% of the purchase price for the log home shell package. A majority of the Company's sales representatives have purchased and erected one of the Company's log
homes for use as a sales model.   The Company maintains a cooperative
advertising program for sales representatives pursuant to which the Company shares up to fifty percent (50%) of advertising undertaken by qualified sales representatives against a minimum required sales volume.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan and Europe (less than 5% in each fiscal year).

In 1978, the Company established a domestic international sales corporation ("DISC") for use in connection with sales outside of the continental United States. To date, the activities and income of the Company's DISC has not been of material significance to the Company due to the limited sales by the Company outside of the United States (less than 5% per year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases rough-sawn eastern white pine logs and western cedar logs, in random lengths from 8 to 16 feet, which have been milled to dimensions of 8-1/2 inches high and 7 inches thick and 8 inches high and 7 inches thick, respectively. The rough-sawn eastern white pine logs are purchased from several mills in the region of the Company's facilities in Chestertown, New York. Rough-sawn western cedar logs are purchased from several mills in Northern California and Oregon. At the Company's Chestertown, New York production facilities the logs are planed in both rounded log and clapboard exteriors, with a flat V-joint interior and double-tongue and groove top and bottom. In addition, D-shaped logs for delivery to some of the Company's customers in the West have been milled by an unaffiliated company. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

Other components of the Company's log home shell package are purchased from several suppliers. These components include prefabricated roof trusses, windows, doors, nails, oriented strand board, dimensional lumber, shingles, caulking, and between-log sealant system. Alternative sources of raw materials are readily available to the Company.

COMPETITION

The Company believes that there are approximately 450 firms engaged in the sale of log home materials, of which approximately 125 firms sell log home packages or kits and are in direct competition with the Company.

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, AmerLink, Rocky Mountain Log Homes, Precision Craft, Lok-N-Logs, Kuhns Bros. and Asperline Log Homes. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 1996, the Company employed 44 persons, 43 of whom are full time employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

PATENTS

The Company does not possess any patents covering the system utilized to erect a Lincoln Logs solid timber home or any of the components thereof. On June 27, 1989, the Company was granted two patents related to its Thermo-Home(R) panelized wall system. The first of these patents covers the construction of the wall panel and the method by which the panels interlock with one another. The second patent relates to the process for manufacturing prefabricated wall panel sections.

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the trademark "THE ORIGINAL LINCOLN LOG LTD." in the following states: California, Connecticut, Kentucky, Massachusetts, Montana, New Jersey, New York, Pennsylvania, South Dakota, Tennessee, Vermont and Washington. Canadian trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL" and "STACK 'N BUILD." Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

Through its ownership of Lincoln Holding Corp., the Company also owns the federally registered trademark "Lincoln" in the United States.

The Company has agreed pursuant to the settlement of 1982 litigation alleging trademark infringement and unfair competition not to use the phrase "Lincoln Log Homes" either as a trademark or in any manner other than in a purely textual sense (e.g., "Lincoln Log" homes).

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 1996 or 1995.

GOVERNMENT REGULATIONS

Compliance with federal, state and local provisions that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had in the past, and the Company believes will not have in the future, a material effect upon the capital expenditures, earnings or competitive position of the Company.

State and local regulations have been adopted with respect to the materials utilized in the construction and various other aspects of residential housing. The Company believes that its products comply with all material regulations relating thereto.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:

     (a)  New York

     (1) An approximately 8.5 acre parcel of land on Riverside Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot wooden building containing corporate offices and fabricating facilities. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of logs and building materials used in the Company's log home shell packages.

     (2) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet of warehouse, retail and apartment space, which the company utilizes as dry storage space and leases, in part, to third parties.

     (3) An approximately 19 acre parcel of undeveloped land on Route 8, Chestertown, New York, which is utilized by the Company for outside storage of logs.

     (4) An approximately one acre parcel of land on Pine Street, Chestertown, New York, on which is located a 7,680 square foot building which is used as a manufacturing facility for the Company's
Thermo-Home(R) product line.

     (5) An approximately .75 acre parcel of land in Wevertown, New York, on which is located the Company's Northern Regional Sales Office in a 3,150 square foot log home erected by the Company.

     (6) An approximately 1.4 acre parcel of undeveloped land in Lake George, New York on which the Company is considering erecting a new sales model home.

In addition, the Company owns six parcels of undeveloped land in Northeastern, New York totalling approximately 200 acres which the Company has determined are unnecessary for its business and which it intends to sell.

     (b)  California

The Company owns an approximately one acre parcel of land in Auburn, California, on which are located the Company's Western Regional Sales Offices in a 4,000 square foot incense cedar log home and a 2,500 square foot incense cedar log home planed in the Weatherbloc(R) clapboard style.

As security for the obligations to the Company's founder, Richard Considine, in connection with the Stock Purchase, Deferred Compensation, Retirement and Loan Agreement dated May 21, 1993, and as security for its Series A Convertible Subordinated Debentures dated July 1, 1993, the Company has granted mortgages on the parcels specified in Paragraphs
(a)(1)-(5) and (b) of this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

     (a)  Kevin J. Wise v. Lincoln Logs Ltd., et al.

On April 22, 1994, the Company was named in a lawsuit by Kevin J. Wise, the majority owner of New England Log Homes, Inc. ("NELHI"), in Superior Court, Judicial District of New Haven, Connecticut. Richard C. Farr, President and Chief Executive Officer of the Company, and John Naftzger, Vice President, Marketing and Sales of the Company, were also named as defendants in the action. On August 17, 1994, Mr. Wise filed a Notice of Voluntary Dismissal of Action dismissing his action against Mr. Naftzer.

NELHI is a defunct competitor in the log home business, having ceased operations while the Company was exploring purchasing certain NELHI assets. The lawsuit alleges indeterminable damages resulting from the Company's decision to terminate acquisition negotiations. The Company denies any liability and is vigorously defending the suit.

     (b) Other Matters. The Company is also a party to certain litigation and is defending certain claims in the ordinary course of and incidental to the Company's business. In the opinion of the Company's attorneys and management, the ultimate settlement of these claims will not exceed amounts provided for in the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded over-the-counter. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1994 through January 31, 1996. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 1994        Common Stock     3/16       1/16

Quarter Ended July 31, 1994         Common Stock     1/8        1/16

Quarter Ended October 31, 1994      Common Stock     1/8        1/16

Quarter Ended January 31, 1995      Common Stock     3/16       1/16

Quarter Ended April 30, 1995        Common Stock     1/8        1/20

Quarter Ended July 31, 1995         Common Stock     1/8        1/20

Quarter Ended October 31, 1995      Common Stock     1/8        1/16

Quarter Ended January 31, 1996      Common Stock     3/16       1/16

     (b) The approximate number of holders of the Common Stock of the Company as of April 19, 1996 was 1,917.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 1996 and 1995. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company proposes to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FISCAL 1996 VS. FISCAL 1995 VS. FISCAL 1994

RESULTS OF OPERATIONS

Revenues, net of sales commissions, for the fiscal year ended January 31, 1996 were $7,120,152 as compared with $7,174,603 for the fiscal year ended January 31, 1995 and $6,063,139 for the fiscal year ended January 31, 1994. Fiscal 1996 revenues represent a decrease of $54,451, or approximately 1% below fiscal 1995 results. Fiscal 1995 revenues represented an increase of $1,111,464, or 18% more than fiscal 1994.

In fiscal 1996, as compared to fiscal 1995, the Company realized a 6% increase in units shipped and a 1% increase in total home sales revenues. Average sales value per unit decreased 5%, however, due to an increase in the number of smaller home packages shipped during the 1996 fiscal year. The increase in units shipped is a result of the Company's continuing improvements in its sales efforts and its expansion into additional market areas. Total net sales revenues were affected by a decrease in the dollar volume of other materials sold independent of home packages.

The increase in revenues from fiscal 1994 to fiscal 1995 was due to an increase both in units shipped of 8% and in average sales value per unit of 8%. The increase in log home selling prices was the result both of increases in the Company's retail prices and of an increase in the size of the home packages shipped. The increase in units shipped was due to the Company's sales efforts and its expansion into additional markets.

Gross profits were 32% of net sales in fiscal 1996, or $2,298,592. In fiscal 1995 gross profits were 28% of sales, or $1,974,075, and were 30% of sales, or $1,824,233, in fiscal 1994. The increase in gross profit percentage from fiscal 1995 to fiscal 1996 was the result of two catalog price increases put into place during the prior fall and winter, and from the substantial decrease in market prices for lumber and plywood products since the start of the 1996 fiscal year. The decrease in gross profit percentage from fiscal 1994 to fiscal 1995 primarily resulted from cost increases in the material components of the home packages, as well as some increase in the discounting of sales to meet competitive pressures.

Operating expenses were 30% of sales in fiscal 1996, as compared to 32% in fiscal 1995. Fiscal 1996 operating expenses of $2,171,317 represent a decrease of $102,920 or 5% from operating expenses in fiscal 1995 of $2,274,237. The Company's operating expenses in fiscal 1994 were 42% of sales, or $2,572,016. A significant portion of fiscal 1994 operating expenses, $369,122, related to the retirement of the Company's founder and the accrual of post-retirement benefits and costs related thereto. Without those accrued costs, operating expenses would have been $2,202,894, or 36% of that period's sales. The continued decrease in operating expenses from fiscal 1995 to fiscal 1996 is primarily due to the Company's ongoing efforts to reduce expenses wherever possible and to improve its management systems.

Interest expense in fiscal years 1996, 1995 and 1994 amounted to $195,383, $172,953, and $88,358, respectively. The increase of $22,430 in interest expense in fiscal 1996 over fiscal 1995 is primarily the result of increased interest earned by trade vendors on open accounts payable, as well as that paid on the increased balance of notes payable outstanding. The increase of $84,595 in interest expense in fiscal 1995 over fiscal 1994 is primarily due to the interest and commitment fees on new borrowing incurred in fiscal 1995.

Other income in fiscal 1996 and fiscal 1995 of $78,862 and $150,936, respectively, consisted primarily of forfeits of customer deposits and cancellation charges on non-refundable contracts. Other expense of $102,411 in fiscal 1994 resulted primarily from the write-off of an uncollectible note and costs associated with an unsuccessful outside milling project. Other income from contract cancellations was minimal in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1996 the Company had negative working capital, as current liabilities exceeded current assets by $1,385,979, compared with negative working capital of $1,302,074 at January 31, 1995, a decrease of $83,905. At January 31, 1996 the Company had a stockholders' deficiency of $68,508, as compared to a stockholders' deficiency of $112,586 at January 31, 1995, an improvement of $44,078. As of January 31, 1995 working capital had decreased $323,004 from the end of the previous fiscal year. Working capital was primarily consumed during both years by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, and in fiscal 1996 by payment for a trademark agreement.

In fiscal 1996, the Company was a net provider of cash from operations in the amount of $327,701 as compared to the previous year when operations was a net provider of cash in the amount of $98,732. Overall, the Company experienced an increase in its cash position of $95,393 in fiscal 1996, compared with a decrease of $14,216 for fiscal 1995. Funds generated by operations, including decreases in trade accounts receivable and inventories, and by new short-term borrowing from several individuals, including directors and shareholders, were partially offset by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, capital expenditures, and payment for a trademark agreement.

During fiscal 1996, the Company obtained additional funds through a second Cant Financing Program. The Company has not, however, been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1996, and are expected to do so in fiscal 1997 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1996, or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

Customer deposits as of January 31, 1996 amounted to $796,407, as compared with deposits of $896,080 at January 31, 1995, a decrease of $99,673. Customer deposits as a percent of gross backlog values can vary significantly from year to year, depending on the number of customers who have paid only their initial deposits versus those who have paid 50% of the contract value as of the balance sheet date.

Customer contracts with respect to which there were deposits on hand at year-end represent, if all were to be delivered in fiscal 1997, potential gross revenues of approximately $9,440,795 as compared with potential gross revenues for fiscal 1996 of $8,836,016 from deposits of $896,080. Actual gross revenues realized in fiscal 1996 from the sale of home packages amounted to $7,817,475. Actual gross revenues realized in fiscal 1996 were lower than potential gross revenues based on deposits on hand at January 31, 1995 due to cancellations and postponement of some deliveries by customers. Because the Company experienced an increase in the value of new contracts written in fiscal 1996 over those written in fiscal 1995, it is expected that the realized revenues for fiscal 1997 will be greater than those realized for fiscal 1996. This estimate is a projection only and is contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 1996, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 1996 were $827,814 as compared with $880,391 at January 31, 1995, a decrease of $52,577. This decrease in inventory is the result of the Company's efforts to reduce inventory levels, with the exception of log cants, for the slower winter shipping season.

Trade accounts receivable were $258,707 at January 31, 1996, which represents a decrease of $109,489 or 30% from the amount of $368,196 as of January 31, 1995. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.


OTHER MATTERS

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." The Statement has no impact on the Company's financial statements, as there are presently no postemployment benefits provided.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company has not yet determined the impact of this Statement on its financial statements. The Statement is effective for the Company in fiscal 1997, and therefore does not affect the Company's fiscal 1996 financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) which is effective for the Company in fiscal 1997. As permitted under SFAS No. 123, the Company intends to elect not to adopt the fair value based method of accounting for any stock-based compensation plan it may implement, but will account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No. 123 in 1997.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to financial statements

                                                              Page

Independent Auditors' Report                                   F-2

Consolidated balance sheets as of
    January 31, 1996 and 1995                                  F-3

Consolidated statements of operations for the years
    ended January 31, 1996, 1995 and 1994                      F-4

Consolidated statements of changes in stockholders'
    equity (deficiency) for the years ended January
    31, 1996, 1995 and 1994                                    F-5

Consolidated statements of cash flows for the years
    ended January 31, 1996, 1995 and 1994                      F-6

Notes to consolidated financial statements
    January 31, 1996, 1995 and 1994                            F-7

                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.:


We have audited the accompanying consolidated balance sheets of Lincoln Logs Ltd. and subsidiaries ("Company") as of January 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended January 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 18 to the consolidated financial statements, at January 31, 1996 and 1995, current liabilities exceed current assets, and at January 31, 1996 and 1995, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Manage-ment's plans in regard to these matters are also described in note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

Albany, New York
April 12, 1996

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          January 31, 1996 and 1995

[CAPTION]
                                                          1996         1995
                                                          ----         ----
ASSETS
[S]                                               [C]             [C]
Current assets:
Cash and cash equivalents (note 2(i))              $   373,636      278,243
Trade accounts receivable, net of allowance
 for doubtful accounts of $9,000 in 1996
 and 1995 (note 5)                                     258,707      368,196
Notes receivable                                        18,500       19,542
Inventories (note 5)                                   827,814      880,391
Prepaid expenses and other current assets (note 10)    264,133      260,906
Due from related parties (note 12)                       1,543        1,454
Prepaid income taxes                                        --          883
                                                     ---------    ---------
Total current assets                                 1,744,333    1,809,615

Property, plant and equipment, at cost (note 3)      4,892,900    4,822,906
Less accumulated depreciation                       (3,021,512)  (2,853,497)
                                                     ---------    ---------
Net property, plant and equipment                    1,871,388    1,969,409

Other assets:
Due from related parties (note 12)                      76,072       77,615
Assets held for resale (note 3)                         71,825       71,825
Deposits and other assets                                  689        1,000
Intangible assets, net of amortization                  37,073        7,950
                                                     ---------    ---------
                                                       185,659      158,390
                                                     ---------    ---------
Total assets (note 4)                              $ 3,801,380    3,937,414
                                                     =========    =========

[CAPTION]
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                          1996         1995
                                                          ----         ----
Current liabilities:
[S]                                               [C]             [C]
Current installments of long-term debt (note 4) $ 137,873 214,064 Notes payable (notes 5 and 12):
 Related parties                                       315,000      190,000
 Others                                                115,000       50,000
Redeemable common stock, current (note 6)               94,305       62,500
Trade accounts payable                               1,072,368    1,067,409
Customer deposits                                      796,407      896,080
Accrued salaries and wages                              42,786       49,780
Accrued expenses (note 11)                             555,767      581,856
Accrued income taxes                                       806           --
                                                     ---------    ---------
Total current liabilities                            3,130,312    3,111,689

Long-term debt, net of current installments (note 4):
Convertible subordinated debentures (note 12):
 Related parties                                       500,000      500,000
 Others                                                200,000      200,000
Retirement agreement                                        --      107,345
Other                                                   39,576       36,661
                                                     ---------    ---------
Total liabilities                                    3,869,888    3,955,695

Redeemable common stock (note 6)                            --       94,305

Stockholders' equity (deficiency) (note 13):
Preferred stock, $.01 par value;  authorized
 1,000,000 shares; issued and outstanding
 -0- shares                                                 --           --
Common stock, $.01 par value; authorized 5,000,000
 shares; issued 1,449,999 shares, less 93,935 and
 187,870 shares subject to redemption agreement at
 January 31, 1996 and 1995 (note 6)                     13,561       12,621
Additional paid-in capital                           3,800,920    3,739,360
Accumulated deficit                                 (3,092,859)  (3,136,937)
                                                     ---------    ---------
                                                       721,622      615,044
Less cost of 410,305 shares in 1996 and 316,370
 shares in 1995 of common stock in treasury           (790,130)    (727,630)
                                                     ---------    ---------
Total stockholders' deficiency                         (68,508)    (112,586)

Commitments and contingencies (notes 9, 14 and 18)

Total liabilities and stockholders' deficiency      $3,801,380    3,937,414
                                                     =========    =========

See accompanying notes to consolidated financial statements.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended January 31, 1996, 1995 and 1994

[CAPTION]
                                               1996        1995        1994
                                               ----        ----        ----
[S]                                      [C]          [C]         [C]
Sales, net of commissions of $1,119,253,
$1,110,069 and $955,956, respectively    $7,120,152   7,174,603   6,063,139
Cost of sales                             4,821,560   5,200,528   4,238,906
                                          ---------   ---------   ---------
Gross profit                              2,298,592   1,974,075   1,824,233

Selling, general and administrative
 expenses                                 2,171,317   2,274,237   2,202,894
Retirement agreement (note 4)                    --          --     369,122
                                          ---------   ---------   ---------
Total operating expenses                  2,171,317   2,274,237   2,572,016
                                          ---------   ---------   ---------
Operating income (loss)                     127,275    (300,162)   (747,783)

Other income (expense):
Interest income                              34,924      34,068      33,308
Interest expense                           (195,383)   (172,953)    (88,358)
Other                                        78,862     150,936    (102,411)
                                          ---------   ---------   ---------
                                            (81,597)     12,051    (157,461)
                                          ---------   ---------   ---------
Earnings (loss) before income taxes          45,678    (288,111)   (905,244)

Provision for income taxes (note 7)           1,600       1,700       4,800
                                          ---------   ---------   ---------
Net earnings (loss)                      $   44,078    (289,811)   (910,044)
                                           ========    =========   =========
Per share data (note 2(g)):
Primary earnings (loss) per
 common share                            $      .05        (.31)       (.88)
                                           ========    =========   =========

Fully diluted earnings (loss) per
 common and common equivalent share      $      .03        (.31)       (.88)
                                           ========    =========   =========

See accompanying notes to consolidated financial statements.

                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                             Years ended January 31, 1996, 1995 and 1994
                                     Common Stock
                                   ----------------                  Retained
                                   Number       Par    Additional    earnings                 Total
                                     of        value     paid-in   (accumulated   Treasury stockholders'
                                   shares      amount    capital     deficit)       stock   (deficiency)
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1993      1,449,999   $ 14,500   3,894,286   (1,937,082)   (602,630)   1,369,074

Redeemable common stock (note 6)        --     (3,757)   (278,048)          --          --     (281,805)

Common stock redeemed (note 6)          --        939      61,561           --     (62,500)          --

Net loss - 1994                         --         --          --     (910,044)         --     (910,044)
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1994      1,449,999     11,682   3,677,799   (2,847,126)   (665,130)     177,225

Common stock redeemed (note 6)          --        939      61,561           --     (62,500)          --

Net loss - 1995                         --         --          --     (289,811)         --     (289,811)
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1995      1,449,999     12,621   3,739,360   (3,136,937)   (727,630)    (112,586)

Common stock redeemed (note 6)          --        940      61,560           --     (62,500)          --

Net earnings - 1996                     --         --          --       44,078          --       44,078
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1996      1,449,999   $ 13,561   3,800,920   (3,092,859)   (790,130)     (68,508)
                                 =========   ========   =========   ===========   =========   =========

See accompanying notes to consolidated financial statements.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended January 31, 1996, 1995 and 1994

[CAPTION]
                                               1996        1995        1994
                                               ----        ----        ----
[S]                                      [C]          [C]         [C]
Operating activities:
Net earnings (loss)                       $  44,078    (289,811)   (910,044)
Adjustments to reconcile net earnings
 (loss) to net cash provided (used) by
 operating activities:
Depreciation and amortization               175,892     219,519     269,773
Write-off of uncollectible note                  --          --      40,169
Retirement agreement                             --          --     369,122
Loss on disposal of assets                       --          --       2,420

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts
 receivable                                 109,489     (44,379)   (114,186)
Decrease (increase) in inventories           52,577    (183,040)   (171,427)
Decrease (increase) in prepaid expenses
 and other current assets                    (3,227)     78,469     (32,527)
Decrease (increase) in prepaid income taxes     883        (883)         --
Increase in trade accounts payable            4,959     393,445     132,169
Decrease in customer deposits               (99,673)    (23,530)   (239,367)
Increase (decrease) in accrued expenses and
 other operating activities                  41,917     (48,732)    167,388
Increase (decrease) in accrued income taxes     806      (2,326)      1,007
                                           --------    --------    --------
Net cash provided (used) by
 operating activities                       327,701      98,732    (485,503)
                                           --------    --------    --------
Investing activities (note 15):
Repayments of notes receivable                1,042       2,708     202,194
Additions to property, plant and equipment  (32,006)    (13,101)    (72,446)
Proceeds from sale of assets                     --          --       6,500
Decrease in due from related parties          1,454       1,369       1,290
Decrease in deposits and other assets           311         159          --
Increase in intangible assets               (37,000)         --     (11,943)
                                           --------    --------    --------
Net cash provided (used) by
 investing activities                       (66,199)     (8,865)    125,595
                                           --------    --------    --------
Financing activities (note 15):
Proceeds from sale of debentures                 --          --     700,000
Proceeds from notes payable                 115,000     240,000          --
Redemption of common stock                  (62,500)    (62,500)    (62,500)
Reductions in long-term debt               (218,609)   (281,583)   (272,667)
                                           --------    --------    --------
Net cash provided (used) by
 financing activities                      (166,109)   (104,083)    364,833
                                           --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                            95,393     (14,216)      4,925

Cash and cash equivalents at beginning
 of period                                  278,243     292,459     287,534
                                           --------    --------    --------
Cash and cash equivalents at end
 of period                               $  373,636     278,243     292,459
                                           ========    ========    ========

See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                    January 31, 1996, 1995 and 1994

Note 1.  Business Description

Lincoln Logs, Ltd. and subsidiaries (the Company), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems. Products are represented, sold and serviced through a 60 member National Dealer Network and two Company owned and operated sales centers in northern New York and northern California. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 54% of the materials necessary to assemble the log home packages from five suppliers. These five suppliers provided 16%, 14%, 9%, 9% and 6% of 1996 purchases, respectively.

Note 2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation.   The consolidated financial statements
include the accounts of Lincoln Logs Ltd. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective January 31, 1995, the Company dissolved three of its subsidiaries, Riverside Building Management Corp., Paul Bunyan Land and Timber Co., Inc. and Paul Bunyan Land and Timber Company of California, Inc. The Company's remaining subsidiaries, Thermo-Home, Inc., Lincoln Holding Corp., and Lincoln Logs International Ltd. are currently inactive.

(b) Inventories.   Inventories are valued at the lower of cost (on a
first-in, first-out basis) or market. The majority of inventory represents raw materials.

(c) Revenue Recognition.   Revenue from the sale of log home packages is
recognized when the home is shipped. Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when one of the Company's financing plans is utilized.

(d) Depreciation.   Depreciation of plant and equipment is computed on a
straight-line basis over the estimated useful lives of the assets, which range from five to 31 years.

(e) Income Taxes.   Deferred tax assets and liabilities are recognized for
the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(f) Intangible Assets.   Intangible assets represent the values assigned to
debt issuance costs, trademarks, and non-competition covenants which are being amortized over five year periods. Amortization expense for the years ended January 31, 1996, 1995, and 1994 was $7,877, $2,327, and $4,832,
respectively.

(g) Earnings Per Share.   Primary earnings per common share is computed by
dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 945,759, 945,759, and 1,037,378 for the years ended January 31, 1996, 1995, and 1994, respectively.

Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The weighted average number of fully diluted common and common equivalent shares for 1996 is 4,445,759 shares. Fully diluted loss per share is the same as primary earnings per share in 1995 and 1994 as the effect of assumed conversion of the subordinated debentures would be anti-dilutive.

Stock options are not included in the computation of earnings per share under the treasury stock method as the effect would be anti-dilutive.

(h) Reclassifications.   Certain amounts in the 1995 and 1994 financial
statements have been reclassified to conform with the presentation in the 1996 financial statements.

(i) Cash and Cash Equivalents.   Cash and cash equivalents is composed of
cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company is required to maintain a balance of $150,000 in a bank account under an arrangement with a bank.

(j) Use of Estimates in the Preparation of Financial Statements.   The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 1996 and 1995 is as follows:
[CAPTION]
                              Estimated
                             Useful Lives          1996          1995
                                                   ----          ----
[S]                                           [C]            [C]
Land                                          $  784,800       775,992
Buildings and improvements   15 - 31 years     2,118,426     2,117,619
Machinery and equipment        5 - 7 years       620,332       611,671
Furniture and fixtures         5 - 7 years     1,227,314     1,203,889
Transportation equipment           5 years       142,028       113,735
                                               ---------     ---------
                                              $4,892,900     4,822,906
                                               =========     =========

Depreciation expense for the years ended January 31, 1996, 1995, and 1994 was $168,015, $217,192, and $264,941, respectively.

Assets held for resale of $71,825 at January 31, 1996 and 1995 consists primarily of non-operating real estate which is carried at the lower of cost or estimated net realizable value.

Note 4.  Indebtedness

The Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures. The Debentures bear interest payable quarterly at an annual rate of 12% and are due on June 30, 1998. The Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1, 1996. The holders have the right upon appropriate notice to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal owed. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company.

By mutual agreement between the Company's Founder and the Company, the Founder retired from all positions held with the Company, including his directorship, effective May 1, 1993. In settlement of their mutual obligations to one another, the Company and the Founder entered into a Stock Purchase, Deferred Compensation, Retirement and Loan Agreement dated as of May 21, 1993 (the Retirement Agreement). The Company accrued the expense associated with the Retirement Agreement at that time. Under the terms of the Retirement Agreement, the Company agreed, among other things, to pay him certain deferred compensation and to provide certain life and health insurance benefits. The expense recorded during the fiscal year ended January 31, 1994 in connection with the Retirement Agreement was $369,122. The Retirement Agreement provides that the majority of this amount will be paid in equal weekly installments from May 1, 1993 through March 12, 1996, with the remainder payable July 1, 1996. The total liability remaining as of January 31, 1996 is $106,802, which is included in current installments of long-term debt in the accompanying consolidated balance sheet.

As security for the obligations to the Company's Founder, in connection with the Retirement Agreement, and as security for its Series A Convertible Subordinated Debentures dated July 1, 1993, the Company has granted mortgages on certain parcels of real property owned by it which are located in Chestertown, New York and Auburn, California.

Long-term debt at January 31, 1996 and 1995 consists of the following:
[CAPTION]
                                                   1996           1995
                                                   ----           ----
[S]                                            [C]            [C]
Mortgage notes payable at 10%, payable in
monthly installments through January 1999,
secured by parcels of land                     $  21,071         38,033

Notes payable at rates ranging from 8% to
18.4%, payable in varying installments
through July 1999, one note unsecured, all
others secured by various pieces of equipment     49,576         82,072

Convertible subordinated debentures due in
June 1998, with annual interest at 12% payable
quarterly                                        700,000        700,000

Retirement agreement, payable in varying
installments through July 1996                   106,802        237,965
                                               ---------      ---------
     Total                                       877,449      1,058,070
Less current installments                       (137,873)      (214,064)
                                               ---------      ---------
                                               $ 739,576        844,006
                                               =========      =========

The aggregate maturities of long-term debt by fiscal year are as follows:
[CAPTION]
Year ending January 31:             Amount
[S]                             [C]
                 1997           $  137,873
                 1998               17,456
                 1999              719,708
                 2000                2,412
                 2001                   --
                                ----------
                                $  877,449
                                 =========

Note 5.  Notes Payable

During 1996, the Company expanded its Cant Financing Program, which was initiated in 1995 to raise funds for the purchase of pine and cedar cants
(logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes outstanding as of January 31, 1996, are for a fixed term and amount, and bear interest at an annual rate of 18% payable monthly. The notes are due on June 30, 1996. Notes outstanding as of January 31, 1995 bore interest at 15% per annum and required the payment of a 10% commitment fee at maturity.

Note 6.  Agreement to Redeem Common Stock

Effective May 1, 1993, the Company and its Founder entered into the Retirement Agreement whereby the Company agreed to purchase 375,740 shares of its common stock owned by the Founder and his family for the total redemption price of $281,805. The Retirement Agreement calls for the annual redemption by the Company of 25% of the shares beginning July 1, 1993, with the final redemption and payment of $94,305 on July 1, 1996.

Note 7.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 1996, 1995 and 1994 is as follows:
[CAPTION]
                                  Current       Deferred          Total
[S]                               [C]           [C]              [C]
Year ended January 31, 1996:
   Federal                        $    --             --             --
   State                            1,600             --          1,600
                                   ------         ------         ------
                                  $ 1,600             --          1,600
                                   ======         ======         ======

Year ended January 31, 1995:
   Federal                        $    --             --             --
   State                            1,700             --          1,700
                                   ------         ------         ------
                                  $ 1,700             --          1,700
                                   ======         ======         ======

Year ended January 31, 1994:
   Federal                        $    --             --             --
   State                            4,800             --          4,800
                                   ------         ------         ------
                                  $ 4,800             --          4,800
                                   ======         ======         ======

As a result of the losses incurred in 1995 and prior years, the Company has Federal net operating loss carryforwards for financial reporting purposes of approximately $3,127,100. Such carryforwards for income tax purposes are approximately $3,399,300; $1,567,400 expire in 2007, $815,600 in 2008,
$609,200 in 2009, $372,700 in 2010 and $34,400 in 2011.

The effective income tax rates of 3.5%, 0.6% and 0.5% for 1996, 1995 and 1994, respectively, differ from the statutory Federal income tax rate for the following reasons:
[CAPTION]
                                     1996           1995           1994
                                     ----           ----           ----
[S]                                 [C]            [C]            [C]
Statutory tax rate                   34.0%         (34.0)%        (34.0)%
Officers life insurance                --             --           (2.5)
Non-deductible meals and
  entertainment expenses              2.8            1.9            0.2
State income taxes, net of federal
  tax benefit                         2.3             --             --
Change in deferred tax asset
  valuation allowance               (38.4)           31.2          36.2
Other non-deductible expenses         2.8             1.5           0.6
                                    -----           -----         -----
                                      3.5%            0.6%          0.5%
                                    =====           =====         =====

For the years ended January 31, 1996 and 1995, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1996 and 1995 are presented below:
[CAPTION]
                                                      1996          1995
                                                      ----          ----
[S]                                            [C]              [C]
Deferred tax assets:
Vacation accrual                               $     1,301         1,628
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                       4,410         3,710
Allowance for doubtful accounts                      3,060         3,060
Retirement agreement accrual                        37,497        80,908
Other liabilities                                   22,628        36,162
Net operating loss carryforward                  1,182,493     1,144,066
                                                 ---------     ---------
Total gross deferred tax assets                  1,250,389     1,269,534
   Less valuation allowance                     (1,240,222)   (1,257,762)
                                                 ---------     ---------
Net deferred tax asset                              10,167        11,772

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (10,167)      (11,772)
                                                 ---------     ---------
Net deferred taxes                             $        --            --
                                                 =========     =========

The valuation allowance for deferred tax assets as of February 1, 1995 and 1994 was $1,257,762 and $1,162,127, respectively. The net change in the total valuation allowance was a decrease of $17,540 in fiscal 1996 and an increase of $95,635 in fiscal 1995.

Note 8.  Employee Benefit Plans

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of each $1 contributed to the plan from pre-tax earnings of the employee up to a maximum of 3% of compensation. Contributions by the Company for 1996, 1995 and 1994 amounted to $16,561, $13,760, and $17,299, respectively.

Except as described above and in note 4, there are no postemployment or postretirement benefits currently provided.

Note 9.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1996, 1995 and 1994 was $33,081, $46,605, and $64,632, respectively. The aggregate future minimum operating lease payments at January 31, 1996 are as follows:
[CAPTION]
Year ending January 31:
[S]            [C]
  1997         $ 43,868
  1998            7,048
  1999            6,417
  2000            5,156
  2001            3,867
                 ------
 Total         $ 66,356
                =======

Note 10.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1996 and 1995 consist of the following:
[CAPTION]
                                     1996          1995
                                     ----          ----
[S]                              [C]            [C]
Commission advances              $ 66,649        87,287
Prepaid design work                51,232        52,499
Other                             146,252       121,120
                                  -------       -------
   Total                         $264,133       260,906
                                  =======       =======

Note 11.  Accrued Expenses

Accrued expenses at January 31, 1996 and 1995 consist of the following:
[CAPTION]
                                     1996          1995
                                     ----          ----
[S]                              [C]            [C]
Accrued commissions              $ 61,773        80,915
Deposits - cancelled contracts    166,935       114,708
Other                             327,059       386,233
                                  -------       -------
   Total                         $555,767       581,856
                                  =======       =======

Note 12.  Related Party Transactions

Due from related parties consists of a mortgage receivable from an officer of the Company in the amount of $77,615 and $79,069 at January 31, 1996 and 1995, respectively, bearing interest at 6%, due over a term of 35 years.

As described in notes 4 and 5, the Company has issued $700,000 of convertible subordinated debentures in a private placement, of which $500,000 was purchased by certain officers and directors of the Company and also has notes payable of $430,000, of which $315,000 was loaned by certain officers and directors of the Company.

In response to an unsolicited offer, the Company purchased 46,409 shares of treasury stock at a price of $.20 per share during fiscal year 1996. The Company immediately sold the 46,409 shares to four directors at a price of $.20 per share.

Note 13.  Stock Options

Under the terms of the Company's Stock Option Plan, Incentive Stock Options may be granted to purchase shares of common stock at a price not less than the fair market value at the date of grant, and non-qualified stock options may be granted at a below-market price determined by the Company's Board of Directors or the Committee which administers the plan. Stock option activity during the last three years is summarized as follows:
[CAPTION]
                                                       Average Option
                               Number of shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
[S]                          [C]         [C]           [C]            [C]
Balance at January 31, 1993   45,000       167,000     $ .89           .62
Granted during year               --            --        --            --
Cancelled during year             --            --        --            --
                              ------       -------
Balance at January 31, 1994   45,000       167,000       .89           .62
Granted during year               --            --        --            --
Cancelled during year             --            --        --            --
                              ------       -------
Balance at January 31, 1995   45,000       167,000       .89           .62
Granted during year               --            --        --            --
Cancelled during year             --            --        --            --
                              ------       -------
Balance at January 31, 1996   45,000       167,000     $ .89           .62
                              ======       =======      ====          ====

All outstanding stock options are exercisable as of January 31, 1996.

Note 14.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. In the opinion of management, based upon historical experience, no reserve for potential warranty claims is required.

(b) Litigation. The Company is defendant in a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. In the opinion of the Company's attorneys and management, the range of possible loss related to this matter is $50,000 to $175,000 and it is expected that the amount of actual loss will not materially exceed the amount provided for in the consolidated financial statements.

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's attorneys and management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

Note 15.  Supplementary Disclosure of Cash Flow Information
[CAPTION]
                                    1996       1995       1994
                                    ----       ----       ----
[S]                             [C]          [C]       [C]
Cash paid during the year for:
   Interest                     $ 220,193    133,305     78,274
                                 ========    =======    =======

   Income taxes                 $   1,166      4,909      4,150
                                 ========    =======    =======

Noncash investing and financing activities:

The Company financed $37,988 and $32,000 of purchases of various assets having a total cost of $38,988 and $82,904 during the years ended January 31, 1996 and 1994, respectively.

During fiscal 1996, the following other transactions occurred:

The Company reclassified $75,000 of accrued liabilities due to various individuals, including an officer and a director, to notes bearing the terms of the 1996 Cant Financing Program (see note 5).

During fiscal 1995, the following other transactions occurred:

The Company disposed of various assets having a total cost of $36,561 and a net book value of $4,955.

During fiscal 1994, the following other transactions occurred:

The Company disposed of various assets having a total cost of $58,273 and a net book value of $10,716;

The Company provided for the costs of its retirement agreement with its Founder with a current year expense of $369,122 and the reclassification of $142,694 of deferred wages liability to long-term debt.

Note 16.  Quarterly Financial Information (Unaudited)
    (in thousands, except per share data)
[CAPTION]
                          April 30      July 31    October 31  January 31
                          --------      -------    ----------  ----------
[S]                       [C]           [C]        [C]         [C]
1996:
Net sales                   $  871        2,726         2,255       1,268
Gross profit                   219        1,001           683         396
Net earnings (loss)         $ (413)         437            91         (71)
                             =====        =====         =====       =====

Primary earnings (loss)
 per common share           $ (.44)         .46           .10        (.07)
                             =====        =====         =====       =====

Fully diluted earnings
 (loss) per common and
 common equivalent share    $ (.44)         .10           .03        (.07)
                             =====        =====         =====       =====

1995:
Net sales                   $1,022        2,656         2,128       1,369
Gross profit                   223          825           646         280
Net earnings (loss)         $ (432)         261           115        (234)
                             =====        =====         =====       =====

Primary earnings (loss)
 per common share           $ (.46)         .28           .12        (.25)
                             =====        =====         =====       =====

Fully diluted earnings
 (loss) per common and
 common equivalent share    $ (.46)         .06           .03        (.25)
                             =====        =====         =====       =====

Note 17.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a) Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, Customer Deposits, Accrued Expenses, Notes Payable and Redeemable Common Stock. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, accrued expenses, notes payable and redeemable common stock approximate fair value because of the short maturity of these instruments. The carrying amount of the notes receivable approximates fair value because the notes bear interest that approximates the market rate.

(b) Long-term Debt. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total long-term debt (including current installments) is approximately $795,000 compared to its carrying amount of $877,449. (see note 4).

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 18.  Liquidity

As of January 31, 1996, current liabilities of the Company exceeded current assets by $1,385,979, and stockholders deficiency was $68,508. During 1996, the Company obtained additional funds through a second Cant Financing Program. The Company has not, however, been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1996, and are expected to do so in fiscal 1997 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1996 or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by Item 9 of this Report is incorporated herein by reference to the information contained under the captions "Election of Directors", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1996.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by Item 10 of this Report is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 of this Report is incorporated herein by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 12 of this Report is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Reference is made to the Exhibit Index.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1996.


                               SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LINCOLN LOGS LTD.

                           By: /s/ Richard C. Farr
                              --------------------
                              Richard C. Farr,
                              Chairman of the Board, President
                              and Chief Executive Officer
                              and Treasurer

                           Dated:  April 22, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:


       /s/ Richard C. Farr
      --------------------
      Richard C. Farr,
      Chairman of the Board, President
       and Chief Executive Officer
       and Treasurer

      Dated: April 22, 1996

(ii)  Principal Financial Officer:


       /s/ Marjory B. Moeller
      -----------------------
      Marjory B. Moeller,
      Vice President, Finance

      Dated:  April 22, 1996

(iii) A Majority of the Board of Directors:


       /s/ Leslie M. Apple                    April 22, 1996
      ------------------------
      Leslie M. Apple


       /s/ Susan M. Considine                 April 22, 1996
      ------------------------
      Susan M. Considine


       /s/ Richard C. Farr                    April 22, 1996
      ------------------------
      Richard C. Farr


       /s/ Samuel J. Padula                   April 22, 1996
      ------------------------
      Samuel J. Padula


       /s/ Reginald W. Ray, Jr.               April 22, 1996
      ------------------------
      Reginald W. Ray, Jr.


       /s/ John D. Shepherd                   April 22, 1996
      ------------------------
      John D. Shepherd


                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

Exhibit
Number                    Exhibit Description


3.1 Restated Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 for the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, filed with the Securities and Exchange Commission on May 1, 1990, and incorporated herein by this reference.

3.2 By-Laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, filed with the Securities and Exchange Commission on May 2, 1988, and incorporated herein by this reference.

4.1 Rights Agreement dated as of February 17, 1989 between Lincoln Logs Ltd. and Continental Stock Transfer & Trust Company, filed as
     Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 17, 1989, filed with the Securities and Exchange Commission on February 24, 1989 and incorporated herein by this reference.

10.1 Employment Agreement with Richard Considine dated as of March 12, 1986, as amended, filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, filed with the Securities and Exchange Commission on April 30, 1992, and incorporated herein by this reference.

10.2 Purchase Agreement dated as of March 11, 1987 by and among Cedar 1, Inc., B&C Lumber Company d/b/a Construction Suppliers, Inc., Leonard Chapdelaine and Juanita Chapdelaine and Lincoln Logs Ltd., as amended by an Addendum to Purchase Agreement dated March 11, 1987, a 2nd Addendum to Purchase Agreement (undated) and a Third Addendum to Purchase Agreement dated April 3, 1987, filed as
     Exhibit 2.1 to the Registrant's Form 8-K Current Report, Date of
     Report: April 6, 1987, and incorporated herein by this reference.

10.3 Non-Competition Agreement dated as of April 3, 1987 by and among Lincoln Logs Ltd., Paul Bunyan Land & Timber Company of California, Inc., Blue Ox Land & Timber Company, Inc. d/b/a Construction Suppliers and Leonard Chapdelaine and Juanita Chapdelaine, filed as
     Exhibit 2.2 to the Registrant's Form 8-K Current Report, Date of
     Report: April 6, 1987, and incorporated herein by this reference.

10.4 Stock Purchase, Deferred Compensation, Retirement and Loan Agreement dated as of May 21, 1993 between Lincoln Logs Ltd. and Richard Considine, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1993, and incorporated herein by this reference.

10.5 Noncompetition Agreement dated as of May 21, 1993 between Lincoln Logs Ltd. and Richard Considine, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1993, and incorporated herein by this reference.

10.6 Shareholder Voting Agreement dated as of May 21, 1993 between Lincoln Logs Ltd. and Richard Considine, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1993, and incorporated herein by this reference.

* 21.  List of Subsidiaries.

27.  Financial Data Schedule
     (For electronic filing purposes only)

- -----------------------
* Filed herewith.