Form 10QSB
period 1996-04-30
LINCOLN LOGS LTD
filed 1996-06-13
CIK 717422

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                           FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended April 30, 1996

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



Neither name, address nor fiscal year has changed since last report_ Former name, former address and former fiscal year, if changed since last report.

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


       Class                          Outstanding at June 5, 1996
  Common Stock, $ .01 par value                1,039,694

                 LINCOLN LOGS LTD.  AND SUBSIDIARIES

                              I N D E X

                                                 Page Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated balance sheets as of
       April 30, 1996 and January 31, 1996         3 - 4

     Consolidated statements of operations
       for the three months ended
       April 30, 1996 and 1995                     5

     Consolidated statements of cash flows
       for the three months ended April 30,
       1996 and 1995                               6

     Notes to consolidated financial statements    7 - 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                          9 - 10

PART II.  OTHER INFORMATION                       11

SIGNATURES                                        12

                   LINCOLN LOGS LTD. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1996 AND
                           JANUARY 31, 1996

                               ASSETS

                                             April 30,     January 31,
                                             1 9 9 6        1 9 9 6
                                           (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash and cash equivalents               $  440,170     $  373,636
   Trade accounts receivable, net of
     $9,000 allowance for doubtful
     accounts                                 296,572        258,707
   Notes receivable                            18,500         18,500
   Inventories (principally raw materials)    731,696        827,814
   Prepaid expenses and
     other current assets                     356,953        264,133
   Due from related party                       1,543          1,543

   TOTAL CURRENT ASSETS                     1,845,434      1,744,333


PROPERTY, PLANT AND EQUIPMENT:
   Land                                       784,800        784,800
   Buildings and improvements               2,118,426      2,118,426
   Machinery and equipment                    620,967        620,332
   Furniture and fixtures                   1,244,171      1,227,314
   Transportation equipment                   142,028        142,028
                                            4,910,392      4,892,900

   Less:  accumulated depreciation         (3,056,576)    (3,021,512)

   TOTAL PROPERTY, PLANT AND
     EQUIPMENT - net                        1,853,816      1,871,388



OTHER ASSETS:
   Due from related party                      75,821         76,072
   Assets held for resale                      71,825         71,825
   Deposits and other assets                      988            689
   Intangible assets, net of amortization      34,642         37,073


   TOTAL OTHER ASSETS                         183,276        185,659

TOTAL ASSETS                               $3,882,526     $3,801,380






See notes to consolidated financial statements.

                   LINCOLN LOGS LTD. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1996 AND
                       JANUARY 31, 1996

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                              April 30,    January 31,
                                              1 9 9 6       1 9 9 6
                                            (Unaudited)    (Audited)
CURRENT LIABILITIES:
   Current installments of long-term debt   $  114,684    $  137,873
   Notes payable (note 4)
    Related parties                            315,000       315,000
    Others                                     135,000       115,000
   Redeemable common stock, current             94,305        94,305
   Trade accounts payable                      919,524     1,072,368
   Customer deposits                         1,371,766       796,407
   Accrued payroll and related taxes
     and withholdings                           75,647        42,786
   Accrued income taxes                            457           806
   Accrued expenses                            596,045       555,767

     TOTAL CURRENT LIABILITIES               3,622,428     3,130,312

LONG TERM DEBT, net of current
     installments:
   Convertible subordinated debentures
    Related parties                            500,000       500,000
    Others                                     200,000       200,000
   Other                                        40,608        39,576
     TOTAL LIABILITIES                       4,363,036     3,869,888

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; issued
     and outstanding -0- shares                     --            --
   Common stock, $.01 par value; authorized
     5,000,000 shares; issued
     1,449,999 shares, less 93,935 shares
     subject to redemption agreement at
     April 30, 1996 and January 31, 1996        13,561        13,561
   Additional paid-in capital                3,800,920     3,800,920
   Accumulated deficit                      (3,504,861)   (3,092,859)
                                               309,620       721,622
   Less: cost of 410,305 shares of
    common stock in treasury at
    April 30, 1996 and January 31, 1996     (  790,130)   (  790,130)

     TOTAL STOCKHOLDERS' DEFICIENCY         (  480,510)   (   68,508)

     COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                              $3,882,526    $3,801,380

See notes to consolidated financial statements.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE  THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                             (UNAUDITED)


                                                Three Months Ended
                                                     April 30,
                                              1 9 9 6       1 9 9 5
SALES, net of commissions of
  $124,763 and $151,990 respectively      $   864,504   $   870,801

COST OF SALES                                 612,807       652,236

GROSS PROFIT                                  251,697       218,565

OPERATING EXPENSES:
  Selling, general and administrative         632,659       599,428

LOSS FROM OPERATIONS                        ( 380,962)    ( 380,863)

OTHER INCOME (EXPENSE):
  Interest income                               7,493         7,436
  Interest expense                         (   46,966)   (   43,518)
  Other                                         8,432         3,809

  Total other income (expense) - net       (   31,041)   (   32,273)

LOSS BEFORE INCOME TAXES                   (  412,003)     (413,136)

INCOME TAXES                                       --            --

NET LOSS                                  $(  412,003)  $(  413,136)

PER SHARE DATA (note 2):
   Primary loss per common share          $      (.44)  $      (.44)


















   See notes to consolidated financial statements.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 30, 1996 and 1995
                              (UNAUDITED)
                                                  Three Months Ended
                                                       April 30,
                                                1 9 9 6       1 9 9 5
OPERATING ACTIVITIES:
  Net loss                                  $(  412,003)  $(  413,136)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation and amortization               37,495        41,657
     Changes in operating assets and
      liabilities:
       Trade accounts receivable             (   37,865)      142,532
       Inventories                               96,118    (   75,997)
       Prepaid expenses and other current
        assets                               (   92,820)   (   46,838)
       Trade accounts payable                (  152,844)   (  155,120)
       Customer deposits                        575,359       573,170
       Accrued expenses and other operating
        activities                               73,139    (   50,903)
       Accrued and prepaid income taxes      (      349)   (      366)

         Net cash provided by
          operating activities                   86,230        14,999

INVESTING ACTIVITIES:
  Repayments of notes receivable                     --           515
  Additions to property, plant and equipment (   12,210)   (    7,555)
  Decrease in due from related parties              252           237
  (Increase) decrease in deposits
   and other assets                          (      299)        1,000
  Increase in intangible assets                     --      (  37,000)

         Net cash used by
          investing activities               (   12,257)   (   42,803)

FINANCING ACTIVITIES:
  Proceeds from notes payable, net               20,000        65,000
  Reductions in long-term debt               (   27,439)   (   63,703)

         Net cash (used) provided by
          financing activities               (    7,439)        1,297

Net increase (decrease) in cash
    and cash equivalents                         66,534      ( 26,507)

Cash and cash equivalents at beginning of
    period                                      373,636       278,243

Cash and cash equivalents at end of period  $   440,170   $   251,736

See notes to consolidated financial statements.

                 LINCOLN LOGS LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                     APRIL 30, 1996 AND 1995


(1) BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the three month periods ended April 30, 1996 and 1995 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

(2) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the three month periods ended April 30, 1996 and 1995.


    Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Fully diluted earnings per share is not presented as it would be anti-dilutive.

(3)  INCOME TAXES

    The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit was accrued in the three month periods ended April 30, 1996 and 1995.

(4)  NOTES PAYABLE

    During fiscal years 1996 and 1997 the Company continued its Cant Financing Program , which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the current Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of April 30, 1996, a total of $450,000 has been loaned to the Company by various individuals, including directors and shareholders; of this total, $430,000 is due on June 30, 1996 and $20,000 is due on June 30, 1997.

(5) SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended April 30, 1996, cash was paid in the amounts of $50,642 for interest and $349 for income taxes. During the three months ended April 30, 1995, cash was paid in the amounts of $32,088 for interest and $366 for income taxes.

Noncash investing and finance activity:
     During the three month period ended April 30, 1995, the following transactions took place:

     -The Company financed $27,293 of the purchase of an asset having a cost of $28,293.

     -The Company reclassified a $50,000 accrued liability due to an officer to a note bearing the terms of the Cant Financing Program.

(6) COMMITMENTS AND CONTINGENCIES

The Company is defendant in a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. In the opinion of the Company's attorneys and management, the range of possible loss related to this matter is $50,000 to $175,000 and it is expected that the amount of the actual loss will not materially exceed the amount provided for in the consolidated financial statements.

 ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended April 30, 1996 vs. April 30, 1995:

    Sales, net of commissions, amounted to $864,504 for the three months ended April 30, 1996 as compared to $870,801 in the same period in 1995, a decrease of $6,297, or less than 1%. When compared with the previous year, there was a 10% decrease in the number of home units shipped while the average sales value per home unit shipped increased 11%. The increase in sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

    Gross profits amounted to $251,697, or 29% of net sales for the three months ended April 30, 1996 as compared to $218,565, or 25% for the same period in 1995. In realizing an increase in gross profit, the Company has benefited from a catalog price increase put into place at the start of the current fiscal year and larger average sales value per home shipped during the current period.

    Total operating expenses of $632,659, or 73% of sales, have increased $33,231 from the previous year's amount of $599,428, 69% of sales. The increase in total operating expenses amounted to 5%, and was due to the Company's commitment to increase its market share through an additional sales office as well as increased national advertising.


LIQUIDITY AND CAPITAL RESOURCES

    The Company was in a negative working capital position at both April 30, 1996 and April 30, 1995 of $1,776,994 and $1,764,123,
respectively. For the three month period ended April 30, 1996, working capital decreased $391,015 as compared to a decrease of $462,049 in the same period in 1995. As of the Company's fiscal year end at January 31, 1996, current liabilities exceeded current assets by $1,385,979. Working capital was primarily consumed during both reporting periods by the repayment of long-term debt, purchases of property, plant and equipment , and, in 1995 by payment for a trademark agreement.

    For the three months ended April 30, 1996 the Company's operations were a net provider of $86,230 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $14,999. Overall, the Company experienced a net increase in its cash position of $66,534 during the three months ended April 30, 1996 as compared with a decrease in its cash position of $26,507 during the three months ended April 30, 1995. During the three months ended

April 30, 1996 and 1995, cash provided by operations and additional short term borrowings was primarily consumed by the repayment of long-term debt obligations, additions to property, plant and equipment, and, in 1995, payment for a trademark agreement.

     As shown in the financial statements, the Company incurred a net loss during the quarter ended April 30, 1996 of $412,003. As of April 30, 1996 current liabilities exceeded current assets by $1,776,994 and the Company had a net capital deficiency of $480,510. The Company has obtained additional funds during the period through its Cant Financing Program. It has not, however, been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company are expected to be sufficient for the remainder of the current fiscal year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to extend borrowing under the Cant Financing Program when the notes mature in June 1996, or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

 OTHER MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement has no impact on the Company's financial statements because the carrying value of the Company's long-lived assets are considered by management to be recoverable based upon estimated cash flows in future periods.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults of Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibit Index

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LINCOLN LOGS LTD.


                                    /s/Richard C. Farr            _
                                   Richard C. Farr,
                                   Chairman of the Board, President,
                                   Chief Executive Officer and
                                   Treasurer

                                   Date:  June 5, 1996



                                    /s/Peter  M. Hart         _
                                   Peter M. Hart
                                   Vice President, Finance



                                   Date:  June 5, 1996