Form 10QSB
period 1996-07-31
LINCOLN LOGS LTD
filed 1996-09-12
CIK 717422

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                           FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended July 31, 1996

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



Neither name, address nor fiscal year has changed since last report (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes_____X______    No____________



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


       Class                          Outstanding at Sept. 10, 1996
  Common Stock, $ .01 par value                  945,759







                                - 1 -


                 LINCOLN LOGS LTD.  AND SUBSIDIARIES

                              I N D E X

                                                 Page Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated balance sheets as of
       July 31, 1996 and January 31, 1996          3 - 4

     Consolidated statements of operations
       for the six months ended
       July 31, 1996 and 1995                      5

    Consolidated statements of operations
      for the three months ended
      July 31, 1996 and 1995                       6

     Consolidated statements of cash flows
       for the six months ended July 31,
       1996 and 1995                               7

     Notes to consolidated financial statements    8 - 9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                          10 - 12

PART II.  OTHER INFORMATION                        13

SIGNATURES                                         14
























                                - 2 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1996 AND
                           JANUARY 31, 1996

                               ASSETS

                                             July 31,     January 31,
                                             1 9 9 6        1 9 9 6
                                           (Unaudited)     (Audited)
                                           -----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents               $  352,112     $  373,636
   Trade accounts receivable, net of
     $9,000 allowance for doubtful
     accounts                                 542,059        258,707
   Notes receivable                            18,500         18,500
   Inventories (principally raw materials)    744,099        827,814
   Prepaid expenses and
     other current assets                     314,116        264,133
   Due from related party                       1,543          1,543
   Income taxes receivable and prepaid            800             --
                                            ---------      ---------

   TOTAL CURRENT ASSETS                     1,973,229      1,744,333
                                            ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                       784,800        784,800
   Buildings and improvements               2,118,426      2,118,426
   Machinery and equipment                    620,967        620,332
   Furniture and fixtures                   1,257,039      1,227,314
   Transportation equipment                   142,028        142,028
                                            4,923,260      4,892,900
                                            ---------      ---------
   Less:  accumulated depreciation         (3,091,651)    (3,021,512)
                                            ---------      ---------
   TOTAL PROPERTY, PLANT AND
     EQUIPMENT - net                        1,831,609      1,871,388
                                            ---------      ---------


OTHER ASSETS:
   Due from related party                      75,440         76,072
   Assets held for resale                      71,825         71,825
   Deposits and other assets                      988            689
   Intangible assets, net of amortization      32,210         37,073
                                            ---------        --------

   TOTAL OTHER ASSETS                         180,463        185,869
                                            ---------       --------
TOTAL ASSETS                               $3,985,301     $3,801,380
                                            ---------      ---------





See notes to consolidated financial statements.

                                - 3 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 1996 AND
                            JANUARY 31, 1996

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                              July 31,    January 31,
                                              1 9 9 6       1 9 9 6
                                            (Unaudited)    (Audited)
                                            -----------   -----------
CURRENT LIABILITIES:
   Current installments of long-term debt   $   16,579    $  137,873
   Notes payable (note 4)
    Related parties                            315,000       315,000
    Others                                     185,000       115,000
   Other credit - redeemable
     common stock, current                          --        94,305
   Trade accounts payable                    1,315,623     1,072,368
   Customer deposits                           937,928       796,407
   Accrued payroll and related taxes
     and withholdings                           43,874        42,786
   Accrued income taxes                             --           806
   Accrued expenses                            472,595       555,767
                                             ---------     ---------
     TOTAL CURRENT LIABILITIES               3,286,599     3,130,312

LONG-TERM DEBT, net of current
     installments:
   Convertible subordinated debentures
    Related parties                            500,000       500,000
    Others                                     200,000       200,000
   Other                                        35,825        39,576
                                             ---------     ---------
     TOTAL LIABILITIES                       4,022,424     3,869,888
                                             ---------     ---------
STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; issued
     and outstanding -0- shares                     --            --
   Common stock, $.01 par value;
     authorized 5,000,000 shares; issued
     and outstanding 1,449,999 shares, less
     93,935 shares subject to redemption
     agreement at January 31, 1996              14,500        13,561
   Additional paid-in capital                3,894,286     3,800,920
   Accumulated deficit                      (3,061,474)   (3,092,859)
                                             ---------     ---------
                                               847,312       721,622
   Less: cost of 504,240 shares and
     410,305 shares of common stock
     in treasury at July 31, 1996 and
     January 31, 1996                       ( 884,435)   (  790,130)
                                             --------     ---------
     TOTAL STOCKHOLDERS' DEFICIENCY        (   37,123)   (   68,508)
                                            ---------     ---------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                               $3,985,301    $3,801,380
                                             ---------     ---------

See notes to consolidated financial statements.
                                - 4 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                             (UNAUDITED)

                                                Six Months Ended
                                                     July 31,
                                              1 9 9 6       1 9 9 5
                                           ----------    ----------
SALES, net of commissions of
  $584,900 and $579,662 respectively      $ 3,848,693   $ 3,596,433

COST OF SALES                               2,432,555     2,377,059
                                            ---------     ---------
GROSS PROFIT                                1,416,138     1,219,374

OPERATING EXPENSES:
  Selling, general and administrative       1,300,588     1,133,894
                                            ---------     ---------
INCOME FROM OPERATIONS                        115,550        85,480

OTHER INCOME (EXPENSE):
  Interest income                              21,500        18,588
  Interest expense                          ( 116,792)   (   94,152)
  Other                                        11,127        13,826
                                            ---------     ---------
  Total other income (expense) - net       (   84,165)   (   61,738)
                                            ---------     ---------
INCOME BEFORE INCOME TAXES                     31,385        23,742

INCOME TAXES                                       --            --
                                           ----------    ----------
NET INCOME                                $    31,385   $    23,742
                                           ----------    ----------
PER SHARE DATA (note 2):
   Primary earnings per common share      $       .03   $       .03
                                           ----------    -----------
   Fully diluted earnings per common
     and common equivalent share          $       .02   $       .01
                                           ----------    ----------
















See notes to consolidated financial statements.

                                - 5 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                             (UNAUDITED)

                                                Three Months Ended
                                                     July 31,
                                              1 9 9 6       1 9 9 5
                                           ----------    ----------
SALES, net of commissions of
  $415,058 and $427,672 respectively      $ 2,984,189   $ 2,725,632

COST OF SALES                               1,819,748     1,724,823
                                            ---------     ---------
GROSS PROFIT                                1,164,441     1,000,809

OPERATING EXPENSES:
  Selling, general and administrative         667,929       534,466
                                            ---------     ---------
INCOME FROM OPERATIONS                        496,512       466,343

OTHER INCOME (EXPENSE):
  Interest income                              14,007        11,152
  Interest expense                         (   69,826)   (   50,634)
  Other                                         2,695        10,017
                                            ---------     ---------
  Total other income (expense) - net       (   53,124)   (   29,465)
                                            ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES             443,388       436,878

INCOME TAXES                                       --            --
                                            ---------     ---------
NET INCOME                                $   443,388   $   436,878
                                            ---------     ---------
PER SHARE DATA (note 2):
   Primary earnings per common share      $       .47   $       .46
                                            ---------     ---------
   Fully diluted earnings per common
     and common equivalent share          $       .10   $       .10
                                            ---------     ---------

















See notes to consolidated financial statements.

                                - 6 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 31, 1996 and 1995
                              (UNAUDITED)
                                                  Six Months Ended
                                                       July 31,
                                                1 9 9 6       1 9 9 5
                                             ----------     ---------
OPERATING ACTIVITIES:
  Net income                                $    31,385   $    23,742
  Adjustments to reconcile net income
   to net cash used by operating activities:
     Depreciation and amortization               75,002        85,162
     Changes in operating assets and
      liabilities:
       Trade accounts receivable             (  283,352)      126,304
       Inventories                               83,715    (  121,116)
       Prepaid expenses and other current
        assets                               (   49,983)   (   30,278)
       Trade accounts payable                   243,255    (  110,528)
       Customer deposits                        141,521       327,115
       Accrued expenses and other operating
        activities                           (   82,084)   (   60,312)
       Accrued and prepaid income taxes      (    1,606)   (    1,166)
                                              ---------     ---------
         Net cash provided by
          operating activities                  157,853       238,923

INVESTING ACTIVITIES:
  Repayments of notes receivable                     --         1,042
  Additions to property, plant and equipment (   25,078)   (   18,649)
  Decrease in due from related parties              633           717
  (Increase) Decrease in deposits and
   other assets                              (      299)          452
  Increase in intangible assets                      --    (   37,000)
                                              ---------     ---------
         Net cash used by
          investing activities               (   24,744)   (   53,438)

FINANCING ACTIVITIES:
  Proceeds from notes payable, net               70,000        80,000
  Reduction of other credit - redeemable
    common stock                             (   94,305)   (   62,500)
  Reductions in long-term debt               (  130,328)   (  119,335)
                                              ---------     ---------
         Net cash provided (used) by
          financing activities               (  154,633)   (  101,835)
                                              ---------     ---------
Net increase in cash and cash
    equivalents                              (   21,524)       83,650

Cash and cash equivalents at beginning of
    period                                      373,636       278,243
                                             ----------     ---------
Cash and cash equivalents at end of period  $   352,112   $   361,893
                                             ----------     ----------
See notes to consolidated financial statements.

                                - 7 -
                 LINCOLN LOGS LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                     JULY 31, 1996 AND 1995


(1) BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the six month periods ended July 31, 1996 and 1995 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.


(2) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the six month periods and three month periods ended July 31, 1996 and 1995, respectively.

    Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The fully diluted weighted average number of common and common equivalent shares was 4,445,759 for each of the six month and three month periods ended July 31, 1996 and 1995.


(3)  INCOME TAXES

    The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized.

(4)  NOTES PAYABLE

    During fiscal years 1996 and 1997 the Company continued its Cant Financing Program, which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages.

The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of July 31, 1996, a total of $500,000 has been loaned to the Company by various individuals, including directors and shareholders and is due on June 30, 1997.

(5) SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended July 31, 1996, cash was paid in the amounts of $119,475 for interest and $1,606 for income taxes. During the six months ended July 31, 1995, cash was paid in the amounts of $81,393 for interest and $1,166 for income taxes.

Noncash investing and financing activity:
    During the six month period ended July 31, 1996, the following transaction took place:

    - The Company entered into a capital lease for a piece of office equipment having a total cost of $5,282.

    During the six month period ended July 31, 1995, the following transactions took place:

    - The Company financed $37,988 of the purchase of assets having a total cost of $38,988.

    - The Company reclassified $75,000 of accrued liabilities due to various individuals, including an officer and a director, to notes bearing the terms of the Cant Financing Program.

(6) COMMITMENTS AND CONTINGENCIES

The Company is defendant in a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. In the opinion of the Company's attorneys and management, the range of the possible loss related to this matter is $50,000 to $100,000 and it is expected that the amount of the actual loss will not materially exceed the amount provided for in the consolidated financial statements.

ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Six months ended July 31, 1996 vs. July 31, 1995:

    The Company's revenues, net of sales commissions, for the six months ended July 31, 1996 were $3,848,693 as compared to $3,596,433 for the six months ended July 31, 1995, an increase of $252,260 or 7%. There was a 9% decrease in the number of home units shipped during the current six month period as compared to the previous year while the average sales value per home unit shipped was 15% higher than in the previous year. The increase in sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

    Gross profits amounted to $1,416,138 or 37% of net sales for the six months ended July 31, 1996 as compared to $1,219,374 or 34% for the same period in 1995. In realizing an increase in gross profit, the Company has benefited from a catalog price increase put into place at the start of the current fiscal year and larger average sales value per home shipped during the current period.

    Total operating expenses of $1,300,588, or 34% of net sales, have increased $166,694 from the previous year's amount of $1,133,894, or 32% of sales. The increase in total operating expenses was 15%, and was due to the Company's commitment to increase its market share through an additional sales office, increased national advertising, and, conducting a national dealer conference to introduce product improvements and innovations.


Three months ended July 31, 1996 vs. July 31, 1995:

    Sales, net of commissions, amounted to $2,984,189 for the three months ended July 31, 1996 as compared to $2,725,632 in the same period in 1995, an increase of $258,557, or 9%. When compared with the previous year, there was a 9% decrease in the number of home units shipped while the average sales value per home unit shipped increased 9%. The increase in net sales and sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period. Shipments in the Company's solarium product line amounted to 9 units in the current period, an increase of one unit over the prior year's second quarter.

    Gross profits amounted to $1,164,441 or 39% of net sales for the three months ended July 31, 1996 as compared to $1,000,809 or 37% for the same period in 1995. In realizing an increase in gross profit, the Company has benefited from a catalog price increases put into place at the start of the current fiscal year.

    Total operating expenses of $667,929, or 22% of sales, have increased

$133,463 from the previous year's amount of $534,466, or 20% of sales.
The increase in total operating expenses amounted to 25%, and was due to the Company's commitment to increase its market share through an additional sales office, increased national advertising, and, conducting a national dealer conference to introduce product improvements and innovations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a negative working capital position at both July 31, 1996 and July 31, 1995 of $1,313,370 and $1,478,985, respectively. For the six month period ended July 31, 1996, working capital increased
$72,609 as compared to a decrease of $176,911 in the same period in 1995.
As of the Company's fiscal year end at January 31, 1996, current liabilities exceeded current assets by $1,385,979. Working capital was primarily consumed during both reporting periods by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, purchases of property, plant and equipment, and, in 1995 by payment for a trademark agreement.

    For the six months ended July 31, 1996 the Company's operations were a net provider of $157,853 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $238,923. Overall, the Company experienced a net decrease in its cash position of $21,524 at July 31, 1996 as compared with an increase in its cash position of $83,650 at July 31, 1995. During the six months ended July 31, 1996 and 1995, cash provided by operations was primarily consumed by the repayment of long-term debt obligations, including obligations related to the retirement of the Company's founder, additions to property plant and equipment, and, in 1995, payment for a trademark agreement.

    Although the Company realized a profit of $31,385 for the six months ended July 31, 1996, current liabilities exceeded current assets by $1,313,370 as of that date, and the Company had a net capital deficiency of $37,123. The Company has obtained additional funds during the period through its Cant Financing Program. It has not, however, been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company are expected to be sufficient for the remainder of the current fiscal year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to extend borrowing under the Cant Financing Program when the notes mature in June 1997, or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

OTHER MATTERS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement has no impact on the Company's financial statements because the carrying value of the Company's long-lived assets are considered by management to be recoverable based upon estimated cash flows in future periods.

     In October 1995, the Financial Accounting Standards Board issued Statement No, 123, "Accounting for Stock-Based Compensation," (SFAS No.
123) which is effective for the Company in fiscal 1997. As permitted under SFAS No. 123, the Company intends to elect not to adopt the fair value based method of accounting for any stock-based compensation plan it may implement, but will account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No. 123 in 1997.















































                                - 12 -
                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults of Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders held on June 19, 1996, two proposals were presented and approved by the shareholders. They were the re-election of the Company's existing directors and the approval of the independent accounting firm of KPMG Peat Marwick LLP to continue as auditors for the Company.

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           None



















                                - 13 -




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


                                   LINCOLN LOGS LTD.


                                    /s/Richard C. Farr            _
                                   Richard C. Farr,
                                   Chairman of the Board, President,
                                   Chief Executive Officer and
                                   Treasurer

                                   Date:  September 10, 1996



                                    /s/Peter M. Hart              _
                                   Peter M. Hart
                                   Vice President, Finance, Planning
                                   and Administration



                                   Date:  September 10, 1996





























                                - 14 -