Form 10QSB
period 1996-10-31
LINCOLN LOGS LTD
filed 1996-12-16
CIK 717422

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                           FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended October 31, 1996

                   Commission file number 0-12172


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


       Class                          Outstanding at Dec. 11, 1996
  Common Stock, $ .01 par value                  945,759







                                - 1 -


                 LINCOLN LOGS LTD.  AND SUBSIDIARIES
                 -----------------------------------
                              I N D E X
                              ---------
                                                 Page Number
                                                 -----------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated balance sheets as of
       October 31, 1996 and January 31, 1996       3 - 4

     Consolidated statements of operations
       for the nine months ended
       October 31, 1996 and 1995                   5

    Consolidated statements of operations
      for the three months ended
      October 31, 1996 and 1995                    6

     Consolidated statements of cash flows
       for the nine months ended October 31,
       1996 and 1995                               7

     Notes to consolidated financial statements    8 - 9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                          10 - 12

PART II.  OTHER INFORMATION                        13

SIGNATURES                                         14























                                - 2 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1996 AND
                           JANUARY 31, 1996

                               ASSETS

                                            October 31,     January 31,
                                             1 9 9 6        1 9 9 6
                                           (Unaudited)     (Audited)
                                           -----------   --------------
CURRENT ASSETS:
   Cash and cash equivalents               $  182,184    $  373,636
   Trade accounts receivable, net of
     $9,000 allowance for doubtful
     accounts                                 584,293        258,707
   Notes receivable                            18,500         18,500
   Inventories (principally raw materials)    790,026        827,814
   Prepaid expenses and
     other current assets                     350,411        264,133
   Due from related party                       1,779          1,543
   Income taxes receivable and prepaid            115             --
                                           -----------   ------------
   TOTAL CURRENT ASSETS                     1,927,308      1,744,333
                                           ----------    ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                       784,800        784,800
   Buildings and improvements               2,118,426      2,118,426
   Machinery and equipment                    620,967        620,332
   Furniture and fixtures                   1,258,195      1,227,314
   Transportation equipment                   142,028        142,028
                                            ---------      ---------
                                            4,924,416      4,892,900

   Less:  accumulated depreciation         (3,126,726)    (3,021,512)
                                           -----------    -----------
   TOTAL PROPERTY, PLANT AND
     EQUIPMENT - net                        1,797,690      1,871,388
                                            ---------      ---------


OTHER ASSETS:
   Cash surrender value of life insurance      89,321            --
   Due from related party                      74,817         76,072
   Assets held for resale                      71,825         71,825
   Deposits and other assets                      988            689
   Intangible assets, net of amortization      29,778         37,073
                                              -------        -------

   TOTAL OTHER ASSETS                         266,729        185,869
                                              -------        -------
TOTAL ASSETS                               $3,991,727     $3,801,380
                                           ----------     ----------




See notes to consolidated financial statements.

                                - 3 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1996 AND
                            JANUARY 31, 1996

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                            October 31,    January 31,
                                              1 9 9 6       1 9 9 6
                                            (Unaudited)    (Audited)
                                            -----------    -----------
CURRENT LIABILITIES:
   Current installments of long-term debt   $   18,294    $  137,873
   Notes payable (note 4)
    Related parties                            315,000       315,000
    Others                                     185,000       115,000
   Other credit - redeemable
     common stock, current                          --        94,305
   Trade accounts payable                    1,310,568     1,072,368
   Customer deposits                           772,240       796,407
   Accrued payroll and related taxes
     and withholdings                           57,925        42,786
   Accrued income taxes                             --           806
   Accrued expenses                            389,554       555,767
                                             ---------     ---------
     TOTAL CURRENT LIABILITIES               3,048,581     3,130,312

LONG-TERM DEBT, net of current
     installments:
   Convertible subordinated debentures
    Related parties                            500,000       500,000
    Others                                     200,000       200,000
   Other                                        29,701        39,576
                                             ---------     ---------
     TOTAL LIABILITIES                       3,778,282     3,869,888
                                             ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; issued
     and outstanding -0- shares                     --            --
   Common stock, $.01 par value;
     authorized 5,000,000 shares; issued
     and outstanding 1,449,999 shares, less
     93,935 shares subject to redemption
     agreement at January 31, 1996              14,500        13,561
   Additional paid-in capital                3,894,286     3,800,920
   Accumulated deficit                      (2,810,906)   (3,092,859)
                                            -----------   -----------
                                             1,097,880       721,622
   Less: cost of 504,240 shares and
     410,305 shares of common stock
     in treasury at October 31, 1996 and
     January 31, 1996, respectively          ( 884,435)   (  790,130)
                                            -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)   213,445    (   68,508)
                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIENCY)                      $3,991,727    $3,801,380
                                           -----------   -----------

See notes to consolidated financial statements.
                                - 4 -

                   LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                             (UNAUDITED)

                                                Nine Months Ended
                                                   October 31,
                                            -----------------------
                                              1 9 9 6       1 9 9 5
                                           ----------     ---------
SALES, net of commissions of
  $796,311 and $923,199, respectively     $ 6,240,429   $ 5,851,611

COST OF SALES                               4,006,978     3,949,026
                                            ---------     ---------
GROSS PROFIT                                2,233,451     1,902,585

OPERATING EXPENSES:
  Selling, general and administrative       1,832,165     1,715,336
                                            ---------     ---------
INCOME FROM OPERATIONS                        401,286       187,249

OTHER INCOME (EXPENSE):
  Interest income                              34,060        25,972
  Interest expense                          ( 173,983)   (  144,190)
  Other                                        20,590        45,671
                                            ---------     ---------
  Total other income (expense) - net        ( 119,333)   (   72,547)
                                            ---------     ---------
INCOME BEFORE INCOME TAXES                    281,953       114,702

INCOME TAXES                                       --            --
                                            ---------    ----------
NET INCOME                                $   281,953   $   114,702
                                            ---------    ----------
PER SHARE DATA (note 2):
   Primary earnings per common share      $       .30   $       .12
                                           ----------    ----------
   Fully diluted earnings per common
     and common equivalent share          $       .08  $       .04
                                          -----------   ----------
















See notes to consolidated financial statements.

                                - 5 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                             (UNAUDITED)

                                                Three Months Ended
                                                     October 31,
                                              ---------------------
                                              1 9 9 6       1 9 9 5
                                              -------       -------
SALES, net of commissions of
  $211,411 and $343,537, respectively     $ 2,391,736   $ 2,255,178

COST OF SALES                               1,574,423     1,571,967
                                            ---------    ----------
GROSS PROFIT                                  817,313       683,211

OPERATING EXPENSES:
  Selling, general and administrative         531,577       581,442
                                            ---------     ---------
INCOME FROM OPERATIONS                        285,736       101,769

OTHER INCOME (EXPENSE):
  Interest income                              12,560         7,384
  Interest expense                         (   57,191)   (   50,038)
  Other                                         9,463        31,845
                                            ---------     ---------
  Total other income (expense) - net       (   35,168)   (   10,809)
                                           ----------     ---------
INCOME BEFORE INCOME TAXES                    250,568        90,960

INCOME TAXES                                       --            --
                                            ---------    -----------
NET INCOME                                $   250,568   $    90,960
                                           ----------    ----------
PER SHARE DATA (note 2):
   Primary earnings per common share      $       .26   $       .10
                                           ----------    ----------
   Fully diluted earnings per common
     and common equivalent share          $       .06   $       .03
                                           ----------    ----------

















See notes to consolidated financial statements.

                                - 6 -
                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 and 1995
                              (UNAUDITED)
                                                  Nine Months Ended
                                                       October 31,
                                                ---------------------
                                                1 9 9 6       1 9 9 5
                                                -------       -------
OPERATING ACTIVITIES:
  Net income                                $   281,953   $   114,702
  Adjustments to reconcile net income
   to net cash used by operating activities:
     Depreciation and amortization              112,509       128,668
     Changes in operating assets and
      liabilities:
       Cash surrender value of life insurance (  89,321)           --
       Trade accounts receivable              ( 325,586)      161,026
       Inventories                               37,788    (   27,136)
       Prepaid expenses and other current
        assets                               (   86,278)   (   34,045)
       Trade accounts payable                   238,199    (  237,370)
       Customer deposits                     (   24,167)      101,242
       Accrued expenses and other operating
        activities                           (  151,074)   (   63,366)
       Accrued and prepaid income taxes      (      921)   (    1,166)
                                              ---------     ---------
         Net cash (used by) provided by
          operating activities               (    6,898)      142,555
                                              ---------    ----------
INVESTING ACTIVITIES:
  Repayments of notes receivable                     --         1,042
  Additions to property, plant and equipment (   26,234)   (   25,541)
  Decrease in due from related parties            1,020         1,083
  (Increase) Decrease in deposits and
   other assets                              (      299)          452
  Increase in intangible assets                      --    (   37,000)
                                              ---------     ---------
         Net cash used by
          investing activities               (   25,513)   (   59,964)
                                              ---------     ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable, net               70,000       155,000
  Reduction of other credit - redeemable
    common stock                             (   94,305)   (   62,500)
  Reductions in long-term debt               (  134,736)   (  174,140)
                                              ---------     ---------
         Net cash used by
          financing activities               (  159,041)   (   81,640)
                                              ---------     ---------
Net (decrease)increase in cash and cash
    equivalents                              (  191,452)          951

Cash and cash equivalents at beginning of
    period                                      373,636       278,243
                                              ---------    ----------
Cash and cash equivalents at end of period  $   182,184   $   279,194
                                              ---------    ----------
See notes to consolidated financial statements.
                                - 7 -
                 LINCOLN LOGS LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                     OCTOBER 31, 1996 AND 1995


(1) BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the nine month periods ended October 31, 1996 and 1995 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.


(2) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the nine month periods and three month periods ended October 31, 1996 and 1995, respectively.

    Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The fully diluted weighted average number of common and common equivalent shares was 4,445,759 for each of the nine month and three month periods ended October 31, 1996 and 1995.


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






                                - 8 -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of October 31, 1996, a total of $500,000 has been loaned to the Company by various individuals, including directors and shareholders and is due on June 30, 1997.

(5) SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended October 31, 1996, cash was paid in the amounts of $177,370 for interest and $921 for income taxes. During the nine months ended October 31, 1995, cash was paid in the amounts of $130,420 for interest and $1,166 for income taxes.

Noncash investing and financing activity:
    During the nine month period ended October 31, 1996, the following transaction took place:

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

(6) COMMITMENTS AND CONTINGENCIES

In October 1996, the Company made a payment of $85,000 in full settlement of a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. This settlement was made without prejudice or admission of guilt in order to avoid further litigation expense and did not materially exceed the amount previously provided for in the January 31, 1996 consolidated financial statements.

ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine months ended October 31, 1996 vs. October 31, 1995:

    The Company's revenues, net of sales commissions, for the nine months ended October 31, 1996 were $6,240,429 as compared to $5,851,611 for the nine months ended October 31, 1995, an increase of $388,818 or 7%. There was a 6% decrease in the number of home units shipped during the current nine month period as compared to the previous year while the average sales value per home unit shipped was 10% higher than in the previous year. The increase in sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

    Gross profits amounted to $2,233,451 or 36% of net sales for the nine months ended October 31, 1996 as compared to $1,902,585 or 33% for the same period in 1995. In realizing an increase in gross profit, the Company has benefited from higher catalog prices put into place at the start of the current fiscal year, a larger average sales value per home shipped during the current period, and lower average commission rates. Average commission rates have declined due to a change in the dealer/distributor commission plan implemented at the beginning of the current fiscal year and a greater percentage of unit sales by company sales representatives who earn a lower commission rate than dealer/distributors.

    Total operating expenses of $1,832,165, or 29% of net sales, have increased $116,829 from the previous year's amount of $1,715,336, also 29% of net sales. The increase in total operating expenses was 7%, and was due to the Company's commitment to increase its market share through an additional sales office, increased national advertising, conducting a national dealer conference to introduce product improvements and innovations, and, a portion of the costs related to the settlement of litigation. This increase was offset by the realization of $89,321 in cash surrender value of a split dollar life insurance policy owned by the Company which was purchased as part of the retirement agreement for the founder of the Company.

     Interest expense of $173,983 for the nine months ended October 31, 1996 increased $29,793 or 21% as compared to $144,190 for the nine months ended October 31, 1995. This increase is primarily the result of increased interest owed to trade vendors on open accounts payable, as well as that paid on the increased balance of notes payable outstanding.

Three months ended October 31, 1996 vs. October 31, 1995:

    Sales, net of commissions, amounted to $2,391,736 for the three months ended October 31, 1996 as compared to $2,255,178 in the same period in 1995, an increase of $136,558, or 6%. When compared with the previous year, there was no change in the number of home units shipped while the average sales value per home unit shipped increased 2%. The increase in net sales and sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period.

    Gross profits amounted to $817,313 or 34% of net sales for the three months ended October 31, 1996 as compared to $683,211 or 30% for the same period in 1995. In realizing an increase in gross profit, the Company has benefited from higher catalog prices put into place at the start of the current fiscal year and lower average commission rates. Average commission rates have declined due to a change in the dealer/distributor commission plan implemented at the beginning of the current fiscal year and a greater percentage of unit sales by company sales representatives who earn a lower commission rate than dealer/distributors.

    Total operating expenses of $531,577, or 22% of net sales, have decreased $49,865 from the previous year's amount of $581,442, or 26% of net sales. The decrease in total operating expenses amounted to 9%, and was due to the Company's realizing $89,321 in cash surrender value of a split dollar life insurance policy owned by the Company which was purchased as part of the retirement agreement of the Company's founder reduced by a portion of the costs related to the settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a negative working capital position at both October 31, 1996 and October 31, 1995 of $1,121,273 and $1,354,401, respectively.
For the nine month period ended October 31, 1996, working capital increased $264,706 as compared to a decrease of $52,327 in the same period in 1995. As of the Company's fiscal year end at January 31, 1996, current liabilities exceeded current assets by $1,385,979. For the nine months ended October 31, 1996 the Company's operations were a net user of $6,898 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $142,555. Overall, the Company experienced a net decrease in its cash position of $191,452 at October 31, 1996 as compared with an increase in its cash position of $951 at October 31, 1995. During the nine months ended October 31, 1996 and 1995, cash and working capital were primarily consumed by the repayment of long-term debt obligations, including obligations related to the retirement of the Company's founder, and, additions to property plant and equipment, in 1996, by the settlement of litigation, and, in 1995, payment for a trademark agreement.

    Although the Company realized a profit of $281,953 for the nine months ended October 31, 1996, current liabilities exceeded current assets by $1,121,273 as of that date, and the Company had a net capital surplus of only $213,445. The Company has obtained additional funds during the period through its Cant Financing Program. It has not, however, been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company are expected to be sufficient for the remainder of the current fiscal year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to extend borrowing under the Cant Financing Program when the notes mature in June 1997, or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.


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


































                                - 12 -
                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 22, 1994 the Company was named in a lawsuit by Kevin J. Wise, the majority owner of New England Log Homes, Inc. ("NELHI"), in Superior Court, Judicial District of New Haven, Connecticut. Richard C. Farr, President and Chief Executive Officer of the Company, and John Naftzger, Vice President, Marketing and Sales of the Company, were also named as defendants in the action. On August 17, 1994, Mr. Wise filed a Notice of Voluntary Dismissal of the Action dismissing his action against Mr. Naftzger.

NELHI is a defunct competitor in the log home business, having ceased operations while the Company was exploring purchasing certain NELHI assets. The lawsuit alleged indeterminable damages resulting from the Company's decision to terminate acquisition negotiations. In October 1996, the Company made a payment of $85,000 to Mr. Wise in full settlement of this lawsuit. This settlement was made without prejudice or admission of guilt in order to avoid further litigation expense.

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

                                   Date: December 11, 1996



                                    /s/Peter M. Hart              _
                                   Peter M. Hart
                                   Vice President, Finance, Planning
                                   and Administration



                                   Date: December 11, 1996


























                                - 14 -