Form 10KSB
period 1997-01-31
LINCOLN LOGS LTD
filed 1997-05-01
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997            Commission File
                                                      Number 0-12172
                             LINCOLN LOGS LTD.
              (Name of small business issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $7,505,032.

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 15, 1997 was approximately $827,539. The number of shares of Common Stock of the registrant outstanding on April 15, 1997 was 945,759.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement with respect to its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.





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

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panel homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panel homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); and Lincoln Logs International Ltd., a New York corporation which was created to act as a domestic international sales corporation, but is inactive; and Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln" pursuant to the settlement of a proceeding instituted by the Trustee in the Chapter 7 Bankruptcy Proceeding of Lincoln Pre-Cut Log Homes, Inc., a Washington corporation. The Company, previously a fifty percent (50%) shareholder, acquired a controlling interest in Lincoln Holding Corp. after the owner of the other fifty percent (50%) interest in Lincoln Holding Corp. defaulted under the terms of an agreement with the Trustee and the Company. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lincoln Logs Ltd., each of whom serves in such capacity at the pleasure of the Board of Directors, are as follows:

      Name             Age                  Office(s)
      ----             ---                  ---------

Richard C. Farr        68     Chairman of the Board; President and Chief
                              Executive Officer; Treasurer

Barbara J. Durkish     36     Vice President, Communications and Sales
Support; Assistant
                              Secretary

Carole P. Hart         54     Secretary; Manager, Administrative Services

Peter M. Hart          57     Vice President, Finance, Administration and
                              Planning

John Naftzger          56     Vice President, Marketing and Sales

John F. Schumaker      50     Vice President, Design and Production


Richard C. Farr has been Chairman of the Board of the Company since January 1990 and President and Chief Executive Officer and Treasurer of the Company since December 1991. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West Hartford, Connecticut, since September 1980.

Barbara J. Durkish has been Vice President, Communications and Sales Support of the Company since July 1987 and Assistant Secretary since June 1992. Ms. Durkish has served in several capacities since she joined the Company in 1979, including Vice President, Consumer Affairs from February 1983 to July 1987, and Secretary of the Company from February 1983 to June 1992. Ms. Durkish is the daughter of Richard Considine, formerly a Director of the Company until his resignation from the Board in May 1993 and formerly the President and Chief Executive Officer of the Company, from which positions he resigned in December 1991. Barbara J. Durkish is the sister of Susan M. Considine, a Director of the Company.

Carole P. Hart has been Secretary and Manager of Administrative Services of the Company since June, 1996. Prior to her promotion to her current position, Ms. Hart was Assistant Secretary since June, 1995 and Senior Staff Administrator, a position she held since joining the Company in April 1994. Prior to joining the Company, Ms. Hart was employed by New England Log Homes, Inc. as the Senior Staff Administrator from January 1981 to January 1994. Ms. Hart is the wife of Peter M. Hart, Vice President, Finance, Administration and Planning.

Peter M. Hart, MBA, has been Vice President, Finance, Administration and Planning since June 1996. Prior to his promotion to his current position, Mr. Hart was Vice President, Planning, Customer Satisfaction and Quality Assurance since March, 1995 and General Manager, Western Region, from April 1994 to March 1995. Prior to joining the Company, Mr. Hart was employed by New England Log Homes, Inc. from August 1980 to January 1994, where he had served as Senior Vice President and Director of Marketing since 1986. Mr. Hart is the husband of Carole P. Hart, Secretary of the Company.

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

John F. Schumaker has been Vice President, Design and Production since June 1996. Prior to his promotion to his present position, Mr. Schumaker was Vice President of Design and Engineering from August 1993 to June 1996 and Director of Design and Engineering from May 1990 to August 1993.

PRODUCTS

The Company's products include 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $14,785 to $113,315. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company also has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, permits the construction of a non-log, standard stick-built type home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 8% of total sales in fiscal year 1997.

The Company has introduced a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and standard stick-built homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 2% of total sales in fiscal year 1997.

The Company markets its products in the United States through a network of approximately 60 independent sales representatives in approximately 20 states. Fifty percent (50%) of the purchase price of the building package is usually received prior to the Company manufacturing any of the solid timber components. The complete log home shell package is shipped via truck trailers and delivered to a customer upon payment of the balance of the purchase price.

Each of the Company's independent sales representative has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 10% to 17-1/2% of the purchase price for the log home shell package. A majority of the Company's sales representatives have purchased and erected one of the Company's log
homes for use as a sales model.   The Company maintains a cooperative
advertising program for sales representatives pursuant to which the Company shares up to fifty percent (50%) of advertising undertaken by qualified sales representatives against a minimum required sales volume.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan, Israel, Korea and Europe (less than 6% in each fiscal year).

In 1978, the Company established a domestic international sales corporation ("DISC") for use in connection with sales outside of the continental United States. To date, the activities and income of the Company's DISC have not been of material significance to the Company due to the limited sales by the Company outside of the United States (less than 6% per year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases rough-sawn eastern white pine logs and western cedar logs, in random lengths from 8 to 16 feet, which have been milled to dimensions of 8-1/2 inches high and 7 inches thick and 8 inches high and 7 inches thick, respectively. The rough-sawn eastern white pine logs are purchased from several mills in the region of the Company's facilities in Chestertown, New York. Rough-sawn western cedar logs are purchased from several mills in Northern California and Oregon. At the Company's Chestertown, New York production facilities, the logs are planed in both rounded log and clapboard exteriors, with a flat V-joint interior and double-tongue and groove top and bottom. In addition, D-shaped logs for delivery to some of the Company's customers in the Western United States have been milled by an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

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

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, AmerLink, Rocky Mountain Log Homes, Precision Craft, Lok-N-Logs, Kuhns Bros. and Asperline Log Homes, Town and Country Cedar Homes, and, Lindal Cedar Homes. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 1997, the Company employed 41 persons, 40 of whom are full time employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

PATENTS

The Company does not possess any patents covering the system utilized to erect a Lincoln Logs solid timber home or any of the components thereof. On June 27, 1989, the Company was granted two patents related to its Thermo-Home(R) panelized wall system. The first of these patents covers the construction of the wall panel and the method by which the panels interlock with one another. The second patent relates to the process for manufacturing the prefabricated wall panel sections.

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the words "THE ORIGINAL LINCOLN LOG" in the following states: Alaska, Arkansas, Arizona, California, Connecticut, Delaware, Idaho, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Oregon, Pennsylvania, South Carolina, South
Dakota, Tennessee, Utah,   Vermont, Washington and Wyoming.  Canadian
trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL" and "STACK 'N BUILD." The Company also owns the federally registered trademark "Lincoln" in the United States. Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

The Company has agreed pursuant to the settlement of 1982 litigation alleging trademark infringement and unfair competition not to use the phrase "Lincoln Log Homes" either as a trademark or in any manner other than in a purely textual sense (e.g., "Lincoln Log" homes).

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 1997 or 1996.

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

     (2) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet which houses a movie theatre, retail and apartment space, that is leased to third parties.

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

     (7) In addition, the Company owns four parcels of undeveloped land in Northeastern, New York totalling approximately 140 acres which the Company has determined are unnecessary for its business and which it intends to sell.

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

NELHI is a defunct competitor of the Company in the log home business, having ceased operations while the Company was exploring purchasing certain NELHI assets. The lawsuit alleged indeterminable damages resulting from the Company's decision to terminate acquisition negotiations. In October 1996, the Company made a payment of $85,000 and the parties exchanged general releases in full settlement of the lawsuit. The settlement was made without prejudice or admission of guilt in order to avoid further litigation expense.

     (b) Other Matters. The Company is also defending certain claims in the ordinary course of and incidental to the Company's business. In the opinion of the Company's management, the ultimate settlement of these claims will not exceed amounts provided for in the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded over-the-counter. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1995 through January 31, 1997. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 1995        Common Stock     1/8        1/20

Quarter Ended July 31, 1995         Common Stock     1/8        1/20

Quarter Ended October 31, 1995      Common Stock     1/8        1/16

Quarter Ended January 31, 1996      Common Stock     3/16       1/16

Quarter Ended April 30, 1996       Common Stock     7/16        5/32

Quarter Ended July 31, 1996        Common Stock     7/16        5/32

Quarter Ended October 31, 1996     Common Stock     7/16        1/8

Quarter Ended January 31, 1997     Common Stock     7/16       1/8


     (b) The approximate number of holders of the Common Stock of the Company as of April 15, 1997 was 2,322.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 1997 and 1996. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company proposes to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.












































ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FISCAL 1997 VS. FISCAL 1996 VS. FISCAL 1995

RESULTS OF OPERATIONS

Revenues, net of sales commissions, for the fiscal year ended January 31, 1997 were $7,505,032 as compared with $7,120,152 for the fiscal year ended January 31, 1996 and $7,174,603 for the fiscal year ended January 31, 1995. Fiscal 1997 revenues represent an increase of $384,880, or approximately 5% more than fiscal 1996. Fiscal 1996 revenues represented a decrease of $54,451, or approximately 1% below fiscal 1995 results.

In fiscal 1997, as compared to fiscal 1996, units shipped decreased by 4% while the average sales value per unit shipped increased by 9%. The increase in sales value per unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

In fiscal 1996, as compared to fiscal 1995, the Company realized a 6% increase in units shipped and a 1% increase in total home sales revenues. Average sales value per unit decreased 5%, however, due to an increase in the number of smaller home packages shipped during the 1996 fiscal year. The increase in units shipped resulted from the Company's continuing improvements in its sales efforts and its expansion into additional market areas. Total net sales revenues were affected by a decrease in the dollar volume of other materials sold independent of home packages.

Gross profits were 33% of net sales in fiscal 1997, or $2,484,494. In fiscal 1996, gross profits were 32% of sales, or $2,298,592, and were 28% of sales, or $1,974,075, in fiscal 1995. In realizing an increase in gross profit, the Company has benefited from higher catalog prices put into place at the start of the current fiscal year, a larger average sales value per home shipped during the current fiscal year, and lower average commission rates. Average commission rates have declined due to a change in the dealer/distributor commission plan implemented at the beginning of the current fiscal year and a greater percentage of unit sales by Company sales employees who are paid a lower commission rate than dealer/distributors. The increase in gross profit percentage from fiscal 1995 to fiscal 1996 was the result of two catalog price increases put into place during the prior fall and winter, and from the substantial decrease in market prices for lumber and plywood products since the start of the 1996 fiscal year.

Operating expenses of $2,367,040, or 32% of net sales, have increased $195,723 from the fiscal year 1996 amount of $2,171,317, 30% of net sales. Operating expenses were 30% of sales in fiscal 1996, as compared to 32% in fiscal 1995. The increase in total operating expenses from fiscal 1996 to fiscal 1997 was 9%, and was due to the Company's committment to increase its market share through an additional sales office, increased national advertising, conducting a national dealer conference to introduce product improvements and innovations, and expenses related to the settlement of litigation. Fiscal 1996 operating expenses of $2,171,317 represent a decrease of $102,920 or 5% from operating expenses in fiscal 1995 of $2,274,237. The decrease in operating expenses from fiscal 1995 to fiscal 1996 was primarily due to the Company's efforts to reduce expenses wherever possible and to improve its management systems.

Interest expense in fiscal years 1997, 1996 and 1995 totaled $221,270, $195,383, and $172,953, respectively. The increase of $25,887 and $22,430 in interest expense in fiscal 1997 and fiscal 1996, respectively, is primarily the result of increased interest earned by trade vendors on open accounts payable, as well as that paid on the increased balance of notes payable outstanding.

Other income in fiscal 1997, fiscal 1996 and fiscal 1995 of $81,477, $78,862 and $150,936, respectively, consisted primarily of forfeits of customer deposits and cancellation charges on non-refundable contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company had negative working capital, as current liabilities exceeded current assets by $1,167,052, compared with negative working capital of $1,385,979 at January 31, 1996, a decrease of $218,927. At January 31, 1997, the Company had stockholders' deficiency of $53,310, as compared to a stockholders' deficiency of $68,508 at January 31, 1996, an improvement of $15,198. As of January 31, 1996, working capital had increased $83,905 from the end of the previous fiscal year. Working capital was primarily consumed during both years by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, additions to property, plant and equipment, and in fiscal 1997, by the settlement of litigation.

In fiscal 1997, the Company was a net provider of cash from operations in the amount of $66,202 as compared to the previous year when operations was a net provider of cash in the amount of $327,701. Overall, the Company experienced a decrease in its cash position of $14,529 in fiscal 1997, compared with an increase of $95,393 for fiscal 1996. Funds generated by operations in fiscal 1997, including decreases in inventories, increases in customer deposits, and by new short-term borrowing from several individuals, including directors and shareholders, were offset by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, capital expenditures, and by the settlement of litigation.

During fiscal 1997, the Company obtained additional funds through its Cant Financing Program. The Company has not, however, been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1997, and are expected to do so in fiscal 1998 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1997, or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

Customer deposits as of January 31, 1997 amounted to $987,268, as compared with deposits of $796,407 at January 31, 1996, an increase of $190,861. Customer deposits as a percent of gross backlog values can vary significantly from year to year, depending on the number of customers who have paid only their initial deposits versus those who have paid 50% of the contract value as of the balance sheet date.

Customer contracts with respect to which there were deposits on hand at year-end represent, if all were to be delivered in fiscal 1998, potential gross revenues of approximately $9,280,452 as compared with potential gross revenues for fiscal 1997 of $9,440,795 from deposits of $796,407. Actual gross revenues realized in fiscal 1997 from the sale of home packages amounted to $7,802,509. Actual gross revenues realized in fiscal 1997 were lower than potential gross revenues based on deposits on hand at January 31, 1996, due to cancellations and postponement of some deliveries by customers. The 1998 estimate is a projection only and is contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 1997, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 1997 were $618,248 as compared with $827,814 at January 31, 1996, a decrease of $209,566. This decrease in inventory is the result of the Company's efforts to reduce inventory levels, with the exception of log cants, for the slower winter shipping season.

Trade accounts receivable were $319,846 at January 31, 1997, which represents an increase of $61,139 or 24% from the amount of $258,707 as of January 31, 1996. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.

OTHER MATTERS

In January 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is effective for the Company in fiscal 1998. This Statement, which modifies computation, presentation and disclosure requirements for earnings per share, is not expected to have a material impact on the Company's calculation of earnings per share.


































ITEM 7.  FINANCIAL STATEMENTS

                   Index to financial statements

                                                              Page

Independent Auditors' Report                                   F-2

Consolidated balance sheets as of
    January 31, 1997 and 1996                                  F-3

Consolidated statements of operations for the years
    ended January 31, 1997, 1996 and 1995                      F-5

Consolidated statements of changes in stockholders'
    deficiency for the years ended January
    31, 1997, 1996 and 1995                                    F-6

Consolidated statements of cash flows for the years
    ended January 31, 1997, 1996 and 1995                      F-7

Notes to consolidated financial statements
    January 31, 1997, 1996 and 1995                            F-8





































                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.:


We have audited the accompanying consolidated balance sheets of Lincoln Logs Ltd. and subsidiaries ("Company") as of January 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended January 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 18 to the consolidated financial statements, at January 31, 1997 and 1996, current liabilities exceed current assets, and at January 31, 1997 and 1996, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

Albany, New York
April 11, 1997

                                     F-2

















                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          January 31, 1997 and 1996

                                                          1997         1996
Current assets:
  Cash and cash equivalents (note 2(i))            $   359,107    $ 373,636
  Trade accounts receivable, net of allowance
    for doubtful accounts of $9,000 in 1997
    and 1996(note 5)                                   319,846      258,707
  Notes receivable                                      18,500       18,500
  Inventories (note 5)                                 618,248      827,814
  Prepaid expenses and other current assets (note 10)  431,824      264,133
  Due from related parties (note 12)                     1,779        1,543
                                                     ---------    ---------
   Total current assets                              1,749,304    1,744,333
                                                     ---------    ---------
Property, plant and equipment, at
 cost (notes 3 and 4)                                4,932,577    4,892,900
Less accumulated depreciation                       (3,154,499)  (3,021,512)
                                                     ---------    ---------
   Net property, plant and equipment                 1,778,078    1,871,388
                                                     ---------    ---------
Other assets:
  Due from related parties (note 12)                    74,425       76,072
  Assets held for resale (note 3)                       38,189       71,825
  Cash surrender value of life insurance, net of
    loan of $80,000 in 1997                              9,321           --
  Deposits and other assets                                988          689
  Intangible assets, net of amortization                27,345       37,073
                                                     ---------     ---------
                                                       150,268      185,659
                                                    ----------   ----------
Total assets (note 4)                              $ 3,677,650   $3,801,380
                                                     =========    =========















See accompanying notes to consolidated financial statements.


                              F-3
                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          January 31, 1997 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                           1997         1996
Current liabilities:
  Current installments of long-term debt (note 4)         $    18,084   $  137,873
   Notes payable (notes 5 and 12):
   Related parties                                           335,000      315,000
   Others                                                    175,000      115,000
  Redeemable common stock, current (note 6)                       --       94,305
  Trade accounts payable                                     940,598    1,072,368
  Customer deposits                                          987,268      796,407
  Accrued salaries and wages                                  36,426       42,786
  Accrued expenses (note 11)                                 314,391      515,542
  Due to related parties (note 12)                           108,820     40,225
  Accrued income taxes                                           769          806
                                                          ----------    ---------
    Total current liabilities                              2,916,356    3,130,312

Long-term debt, net of current installments (note 4):
  Convertible subordinated debentures (note 12):
   Related parties                                           500,000      500,000
   Others                                                    200,000      200,000
   Other                                                      25,283       39,576
Other liabilities                                             89,321        --
                                                          ----------     --------
Total liabilities                                           3,730,960    3,869,888
                                                          -----------    ----------
Stockholders' equity (deficiency) (note 13):
  Preferred stock, $.01 par value;  authorized
   1,000,000 shares; issued and outstanding
   -0- shares                                                     --           --
  Common stock, $.01 par value; authorized 5,000,000
   shares; issued 1,449,999 shares, less 0 and
   93,935 shares subject to redemption agreement at
   January 31, 1997 and 1996, respectively (note 6)          14,500       13,561
  Additional paid-in capital                              3,894,286    3,800,920
  Accumulated deficit                                    (3,077,661)  (3,092,859)
                                                          ---------    ---------
                                                             831,125      721,622
  Less cost of 504,240 shares in 1997 and 410,305
   shares in 1996 of common stock in treasury               (884,435)    (790,130)
                                                          -----------   ----------
   Total stockholders' deficiency                            (53,310)     (68,508)
                                                           -----------  ----------
Commitments and contingencies (notes 9, 14 and 18)

Total liabilities and stockholders'
 deficiency                                               $3,677,650   $3,801,380
                                                           =========    =========

See accompanying notes to consolidated financial statements.



                                   F-4
                             LINCOLN LOGS LTD. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended January 31, 1997, 1996 and 1995


                                                  1997        1996        1995

Sales, net of commissions of $1,027,914,
$1,119,253 and $1,110,069, respectively       $7,505,032   7,120,152   7,174,603
Cost of sales                                  5,020,538   4,821,560   5,200,528
                                               ---------   ---------   ----------
Gross profit                                   2,484,494   2,298,592   1,974,075

Selling, general and administrative
 expenses                                      2,367,040   2,171,317   2,274,237
                                               ---------   ---------   ---------
Operating income (loss)                          117,454     127,275    (300,162)

Other income (expense):
Interest income                                   39,106      34,924      34,068
Interest expense                                (221,270)   (195,383)   (172,953)
Other                                             81,477      78,862     150,936
                                                --------     --------    --------
                                                (100,687)    (81,597)    12,051
                                                 --------     -------   ---------
Earnings (loss) before income taxes               16,767      45,678    (288,111)

Provision for income taxes (note 7)                1,569       1,600       1,700
                                                --------    --------    --------
Net earnings (loss)                           $   15,198      44,078    (289,811)
                                                ========    =========   =========
Per share data (note 2(g)):
Primary earnings (loss) per
 common share                                 $      .02         .05        (.31)
                                                ========    =========   =========

Fully diluted earnings (loss) per
 common and common equivalent share           $      .02         .03        (.31)
                                                ========    =========   =========












See accompanying notes to consolidated financial statements.

                                     F-5




                             LINCOLN LOGS LTD. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                             Years ended January 31, 1997, 1996 and 1995

                                     Common Stock
                                   ----------------                  Retained                 Total
                                   Number       Par    Additional    earnings              stockholders'
                                     of        value     paid-in   (accumulated   Treasury     equity
                                   shares      amount    capital     deficit)       stock   (deficiency)
                             --   ---------  ---------   --------   ---------   --------------
Balance at January 31, 1994      1,449,999     11,682   3,677,799   (2,847,126)   (665,130)     177,225

Common stock redeemed (note 6)          --        939      61,561           --     (62,500)          --

Net loss - 1995                         --         --          --     (289,811)       --     (289,811)
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1995      1,449,999     12,621   3,739,360   (3,136,937)   (727,630)    (112,586)

Common stock redeemed (note 6)          --        940      61,560           --     (62,500)          --

Net earnings - 1996                     --         --          --       44,078          --       44,078
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1996      1,449,999   $ 13,561   3,800,920   (3,092,859)   (790,130)     (68,508)

Common stock redeemed (note 6)          --        939      93,366           --     (94,305)          --

Net earnings - 1997                     --         --          --       15,198          --       15,198
                                 ---------   --------   ---------   -----------   ---------   ---------
Balance at January 31, 1997      1,449,999   $ 14,500   3,894,286   (3,077,661)   (884,435)     (53,310)
                                 =========   ========   =========   ===========   =========   =========



















See accompanying notes to consolidated financial statements.

                                                            F-6

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended January 31, 1997, 1996 and 1995
                                                1997        1996        1995
Operating activities:
Net earnings (loss)                         $ 15,198      44,078    (289,811)
Adjustments to reconcile net earnings
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization              148,846     175,892     219,519
  Loss on sale of assets                1,284             --          --
  Changes in operating assets and liabilities:
  (Increase) decrease in trade accounts
   receivable                                (61,139)    109,489    ( 44,379)
  Decrease (increase) in inventories         209,566      52,577    (183,040)
  (Increase) decrease in prepaid expenses
   and other current assets                 (167,691)     (3,227)     78,469
  Decrease (increase) in prepaid income taxes     --         883        (883)
  (Decrease) increase in trade
   accounts payable                         (131,770)      4,959     393,445
  Increase (decrease) in customer deposits   190,861     (99,673)    (23,530)
  (Decrease) increase in accrued expenses
   and other current liabilities            (207,511)     74,612     (89,238)
  Increase (decrease) in due to related
   parties                                    68,595     (32,695)     40,506
  (Decrease) increase in accrued income taxes    (37)        806      (2,326)
                                             --------    --------   ---------
Net cash provided by
 operating activities                         66,202     327,701      98,732
                                            --------    ---------   ----------
Investing activities (note 15):
Repayments of notes receivable                    --       1,042       2,708
Additions to property, plant and equipment   (40,526)    (32,006)    (13,101)
Proceeds from sale of assets                  32,352          --          --
Decrease in due from related parties           1,411       1,454       1,369
(Increase) decrease in deposits and
 other assets                                   (299)        311         159
Increase in intangible assets                     --     (37,000)         --
Net cash used by                             --------     -------      --------
 investing activities                         (7,062)    (66,199)     (8,865)
                                             ---------    -------      --------
Financing activities (note 15):
Proceeds from notes payable                   80,000     115,000     240,000
Redemption of common stock                   (94,305)    (62,500)    (62,500)
Proceeds from loan against cash
 surrender value of life insurance            80,000         --        --
Reductions in long-term debt                (139,364)   (218,609)   (281,583)
                                             --------   ---------    -------
Net cash used by
 financing activities                        (73,669)   (166,109)   (104,083)
Net (decrease) increase in cash and          --------    --------    --------
 cash equivalents                            (14,529)     95,393     (14,216)
Cash and cash equivalents at beginning
 of period                                   373,636     278,243     292,459
                                             -------     -------    ---------
Cash and cash equivalents at end
 of period                                $  359,107     373,636     278,243
                                            ========    ========    ========
See accompanying notes to consolidated financial statements.
                                     F-7


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                    January 31, 1997, 1996 and 1995

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the Company), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems and pre-bent wooden arch solariums. Products are represented, sold and serviced through a 60 member National Dealer Network and two Company owned and operated sales centers in northern New York and northern California. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 55% of the materials necessary to assemble the log home packages from four suppliers. These four suppliers provided 21%, 15%, 14% and 5% of 1997 purchases, respectively.

Note 2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation.   The consolidated financial statements
include the accounts of Lincoln Logs Ltd. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding Corp., and Lincoln Logs International Ltd. are currently inactive.

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

(f) Intangible Assets.   Intangible assets represent the values assigned to
debt issuance costs, trademarks, and non-competition covenants which are being amortized over five year periods. Amortization expense for the years ended January 31, 1997, 1996, and 1995 was $9,728, $7,877, and $2,327, respectively.

(g) Earnings Per Share.   Primary earnings per common share is computed by
dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares was 945,759 for each of the years ended January 31, 1997, 1996, and 1995.

Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. The weighted average number of fully diluted common and common equivalent shares for 1997 and 1996 was 1,001,460 and 4,445,759 shares, respectively. Fully diluted loss per share is the same as primary loss per share in 1995 as the effect of stock options and the assumed conversion of the subordinated debentures would be anti-dilutive.

(h) Reclassifications. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the presentation in the 1997 financial statements.

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

(j) Use of Estimates in the Preparation of Financial Statements.   The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on February 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 in 1997 did not have a material impact on the Company's financial position, results of operations or liquidity.

(l) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", which was required to be adopted by the Company as of February 1, 1996, permits entities to recognize expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 1997 and 1996 is as follows:

                              Estimated
                             Useful Lives          1997          1996
                                                   ----          ----

Land                                          $  784,800       784,800
Buildings and improvements   15 - 31 years     2,125,626     2,118,426
Machinery and equipment        5 - 7 years       623,777       620,332
Furniture and fixtures         5 - 7 years     1,252,156     1,227,314
Transportation equipment           5 years       146,218       142,028
                                               ---------     ---------
                                              $4,932,577     4,892,900
                                               =========     =========

Depreciation expense for the years ended January 31, 1997, 1996, and 1995 was $139,118, $168,015, and $217,192, respectively.

Assets held for resale of $38,189 and $71,825 at January 31, 1997 and 1996, respectively, consists primarily of non-operating real estate which is carried at the lower of cost or estimated fair value, less costs to sell.

Note 4.  Indebtedness

The Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the Debentures). The Debentures bear interest payable quarterly at an annual rate of 12% and are due on June 30, 1998. The Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1, 1996. The holders have the right upon appropriate notice to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal owed. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

By mutual agreement between the Company's Founder and the Company, the Founder retired from all positions held with the Company, including his directorship, effective May 1, 1993. In settlement of their mutual obligations to one another, the Company and the Founder entered into a Stock Purchase, Deferred Compensation, Retirement and Loan Agreement dated as of May 21, 1993 (the Retirement Agreement). The Company accrued the expense associated with the Retirement Agreement at that time. Under the terms of the Retirement Agreement, the Company agreed, among other things, to pay him certain deferred compensation and to provide certain life and health insurance benefits. The majority of this settlement was paid in equal weekly installments from May 1, 1993 through March 12, 1996. The remainder of the settlement of $106,802 was paid in July, 1996.

Long-term debt at January 31, 1997 and 1996 consists of the following:

                                                   1997           1996
                                                   ----           ----

Mortgage notes payable at 10%, payable in
monthly installments through January 1999,
secured by parcels of land                     $  14,177         21,071

Notes payable at rates ranging from 8% to
18.4%, payable in varying installments
through February 2000, one note unsecured, all
others secured by various pieces of equipment     29,190         49,576

Convertible subordinated debentures due in
June 1998, with annual interest at 12% payable
quarterly                                        700,000        700,000

Retirement agreement, payable in varying
installments through July 1996                        --        106,802
                                               ---------      ---------
     Total                                       743,367        877,449
Less current installments                        (18,084)      (137,873)
                                               ---------      ---------
                                               $ 725,283        739,576
                                               =========      =========

The aggregate maturities of long-term debt by fiscal year are as follows:

Year ending January 31:             Amount

                 1998           $   18,084
                 1999              721,097
                 2000                4,039
                 2001                  147
                                ----------
                                $ 743,367
                                 =========

Note 5.  Notes Payable

During 1997 and 1996, the Company expanded its Cant Financing Program, which was initiated in 1995 to raise funds for the purchase of pine and cedar cants
(logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes outstanding as of January 31, 1997 are for a fixed term and amount, and bear interest at an annual rate of 18% payable monthly. The notes are due on June 30, 1997.

Note 6.  Agreement to Redeem Common Stock

Effective May 1, 1993, the Company and its Founder entered into the Retirement Agreement whereby the Company agreed to purchase 375,740 shares of its common stock owned by the Founder and his family for the total redemption price of $281,805. The Retirement Agreement called for the annual redemption by the Company of 25% of the shares beginning July 1, 1993. The final redemption and payment of $94,305 was made in July, 1996.

Note 7.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 1997, 1996 and 1995 is as follows:

                                  Current       Deferred          Total

Year ended January 31, 1997:
   Federal                        $    --             --             --
   State                            1,569             --          1,569
                                   ------         ------         ------
                                  $ 1,569             --          1,569
                                   ======         ======         ======

Year ended January 31, 1996:
   Federal                        $    --             --             --
   State                            1,600             --          1,600
                                   ------         ------         ------
                                  $ 1,600             --          1,600
                                   ======         ======         ======

Year ended January 31, 1995:
   Federal                        $    --             --             --
   State                            1,700             --          1,700
                                   ------         ------         ------
                                  $ 1,700             --          1,700
                                   ======         ======         ======

The Company has Federal net operating loss carryforwards for income tax purposes of approximately $3,558,700; $1,567,400 expire in 2007, $815,600 in 2008,
$609,200 in 2009, $372,700 in 2010, $73,800 in 2011 and $120,000 in 2012.

The effective income tax rates of 9.4%, 3.5% and 0.6% for 1997, 1996 and 1995, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     1997           1996           1995
                                     ----           ----           ----
Statutory tax rate                   34.0%          34.0%         (34.0)%
Officers' life insurance             73.0             --             --
Non-deductible meals and
  entertainment expenses             37.5            2.8            1.9
State income taxes, net of federal
  tax benefit                         6.2            2.3             --
Change in deferred tax asset
  valuation allowance              (138.8)          (38.4)         31.2
Other non-deductible expenses        (2.5)            2.8           1.5
                                    -----           -----         -----
                                      9.4%            3.5%          0.6%
                                    =====           =====         =====

For the years ended January 31, 1997 and 1996, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1997 and 1996 are presented below:

                                                      1997          1996
                                                      ----          ----

Deferred tax assets:
Vacation accrual                               $     1,606         1,301
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                       3,886         4,410
Allowance for doubtful accounts                      3,060         3,060
Retirement agreement accrual                            --        36,497
Other liabilities                                   10,327        22,628
Net operating loss carryforward                  1,209,944     1,182,493
                                                 ---------     ---------
Total gross deferred tax assets                  1,228,823     1,250,389
   Less valuation allowance                     (1,216,946)   (1,240,222)
                                                 ---------     ---------
Net deferred tax asset                              11,877        10,167

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (11,877)      (10,167)
                                                 ---------     ---------
Net deferred taxes                             $        --            --
                                                 =========     =========

The valuation allowance for deferred tax assets as of February 1, 1996 and 1995 was $1,240,222 and $1,257,762, respectively. The net change in the total valuation allowance was a decrease of $23,276 in fiscal 1997 and a decrease of $17,540 in fiscal 1996.

Note 8.  Employee Benefit Plans

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of each $1 contributed to the plan from pre-tax earnings of the employee up to a maximum of 3% of compensation. Contributions by the Company for 1997, 1996 and 1995 amounted to $17,628, $16,561, and $13,760, respectively.

The Company's president has an employment agreement whereby the Company is to purchase a life insurance policy upon his retirement. In 1997, the Company accrued $36,000 of post retirement benefits for the purchase of this policy.

Note 9.  Lease Commitments

The Company is party to several noncancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1997, 1996 and 1995 was $50,618, $33,081, and $46,605, respectively. The aggregate future minimum operating lease payments at January 31, 1997 are as follows:

Year ending January 31:
  1998         $ 16,257
  1999            7,185
  2000            5,156
  2001            3,867
                 ------
 Total         $ 32,465
                =======

Note 10.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1997 and 1996 consist of the following:

                                     1997          1996
                                     ----          ----

Commission advances              $178,279        66,649
Prepaid design work                86,875        51,232
Other                             166,670       146,252
                                  -------       -------
   Total                         $431,824       264,133
                                  =======       =======

Note 11.  Accrued Expenses

Accrued expenses at January 31, 1997 and 1996 consist of the following:

                                     1997          1996
                                     ----          ----

Accrued commissions              $102,651        61,773
Deposits - cancelled contracts     24,875       166,935
Postretirement benefits             36,000            --
Other                             150,865       286,834
                                  -------       -------
   Total                         $314,391       515,542
                                  =======       =======

Note 12.  Related Party Transactions

Due from related parties consists of a mortgage receivable from an officer of the Company in the amount of $76,204 and $77,615 at January 31, 1997 and 1996, respectively, bearing interest at 6%, due over a term of 35 years.

Due to related parties consists of amounts payable to the Company's President. Such amounts totalling $108,820 and $40,225 at January 31, 1997 and 1996, respectively, relate to unpaid salary and reimbursable business travel and other expenses.

As described in notes 4 and 5, the Company has issued $700,000 of convertible subordinated debentures in a private placement, of which $500,000 was purchased by certain officers and directors of the Company and also has notes payable of $510,000, of which $335,000 was loaned by certain officers and directors of the Company.

In response to an unsolicited offer, the Company purchased 46,409 shares of treasury stock at a price of $.20 per share during fiscal year 1996. The Company immediately sold the 46,409 shares to four directors at a price of $.20 per share.

Note 13.  Stock Options

Under the terms of the Company's Stock Option Plan, Incentive Stock Options may be granted to purchase shares of common stock at a price not less than the fair market value at the date of grant, and non-qualified stock options may be granted at a price (including a below-market price) determined by the Company's Board of Directors or the Committee which administers the plan. Stock option activity during the last three years is summarized as follows:

                                                       Average Option
                               Number of shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1994   45,000       167,000     $ .89         $ .62
Granted during year               --            --        --            --
Cancelled during year             --            --        --            --
                              ------       -------
Balance at January 31, 1995   45,000       167,000     $ .89         $ .62
Granted during year               --            --        --            --
Cancelled during year             --            --        --            --
                              ------       -------
Balance at January 31, 1996   45,000       167,000     $ .89         $ .62
Granted during year           52,500       207,000     $ .19         $ .19
Cancelled during year        (45,000)     (167,000)   ($ .89)       ($ .62)
                              ------       -------
Balance at January 31, 1997   52,500       207,000     $ .19         $ .19
                              ======       =======      ====          ====

During 1997, the Company cancelled 45,000 incentive stock options having an option price of $ .89. Such options were reissued at an option price per share equal to the fair market value per common share of $ .19. Also during 1997, the Company cancelled 167,000 non-qualified options having an option price of $
 .62. Such options were reissued at an option price per share equal to the fair market value per common share of $ .19.

All outstanding stock options are exercisable as of January 31, 1997. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 1997 is 8.8 years.

The pro forma disclosures required under SFAS No. 123 are not presented as such information was not materially different than the reported net income and earnings per share.

Note 14.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. In the opinion of management, based upon historical experience, no reserve for potential warranty claims is required.

(b) Litigation. In October 1996, the Company made a payment of $85,000 in full settlement of a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. This settlement was made without prejudice or admission of guilt in order to avoid further litigation expense and did not materially exceed the amount previously provided for in the January 31, 1996 consolidated financial statements. In connection with this matter, the Company incurred $41,846 and $82,771 in legal expenses during fiscal year 1997 and 1996, respectively.

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

Note 15.  Supplementary Disclosure of Cash Flow Information
                                    1997       1996       1995
                                    ----       ----       ----

Cash paid during the year for:
   Interest                     $ 231,664    220,193    133,305
                                 ========    =======    =======

   Income taxes                 $   1,532      1,166      4,909
                                 ========    =======    =======

Noncash investing and financing activities:

The Company entered into a capital lease for a piece of office equipment having a total cost of $5,282 during the year ended January 31, 1997. The Company financed $37,988 of purchases of various assets having a total cost of $38,988 during the year ended January 31, 1996.

During fiscal 1997, the following other transactions occurred:

The Company disposed of various assets having a total cost of $39,767 and a $33,636 net book value.

The Company recorded the $89,321 cash surrender value of an insurance policy on the life of the Company's Founder and also recorded a liability in the same amount.

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

Note 16.  Quarterly Financial Information (Unaudited)
    (in thousands, except per share data)

                          April 30      July 31    October 31  January 31
                          --------      -------    ----------  ----------

1997:
Net sales                   $  865        2,984         2,392       1,264
Gross profit                   251        1,164           699*        370
Net earnings (loss)         $ (412)         443            44**       (60)
                             =====        =====         =====       =====

Primary earnings (loss)
 per common share           $ (.44)         .47           .05        (.06)
                             =====        =====         =====       =====

Fully diluted earnings
 (loss) per common and
 common equivalent share    $ (.44)         .10           .01        (.06)
                             =====        =====         =====       =====

1996:
Net sales                   $  871        2,726         2,255       1,268
Gross profit                   219        1,001           683         396
Net earnings (loss)         $ (413)         437            91         (71)
                             =====        =====         =====       =====

Primary earnings (loss)
 per common share           $ (.44)         .46           .10        (.07)
                             =====        =====         =====       =====

Fully diluted earnings
 (loss) per common and
 common equivalent share    $ (.44)         .10           .03        (.07)
                             =====        =====         =====       =====

* Third quarter gross profit, previously reported as $817,000, has been reduced to $699,000 to reflect an adjustment related to revenue recognized for engineering and drafting services.

** Third quarter net earnings, previously reported as $251,000, has been reduced to reflect an $89,000 adjustment related to an insurance policy on the life of the Company's Founder and a $118,000 adjustment related to revenue recognized for engineering and drafting services.

Note 17.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a) Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Cash Surrender Value of Life Insurance, Accounts Payable, Customer Deposits, Accrued Expenses, Notes Payable and Redeemable Common Stock. The carrying amounts of cash and cash equivalents, accounts receivable, cash surrender value of life insurance, accounts payable, customer deposits, accrued expenses, notes payable and redeemable common stock approximate fair value because of the short maturity of these instruments. The carrying amount of the notes receivable approximates fair value because the notes bear interest that approximates the market rate.

(b) Long-term Debt. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total long-term debt (including current installments) is approximately $691,000 compared to its carrying amount of $743,367. (see note 4).

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 18.  Liquidity

As of January 31, 1997, current liabilities of the Company exceeded current assets by $1,167,052. During 1997, the Company obtained additional funds through its Cant Financing Program. The Company has not, however, been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1997, and are expected to do so in fiscal 1998 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1997 or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

                                    F-7























ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by Item 9 of this Report is incorporated herein by reference to the information contained under the captions "Election of Directors", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1997.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for by Item 10 of this Report is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 11 of this Report is incorporated herein by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 12 of this Report is incorporated herein by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the Annual Meeting of Shareholders of the Company to be held in June 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Reference is made to the Exhibit Index.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1997.







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

                           Dated:  April 28, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:


       /s/ Richard C. Farr
      --------------------
      Richard C. Farr,
      Chairman of the Board, President
       and Chief Executive Officer
       and Treasurer

      Dated: April 28, 1997

(ii)  Principal Financial Officer:


       /s/ Peter M. Hart
      -----------------------
      Peter M. Hart,
      Vice President, Finance, Administration and Planning

      Dated:  April 28, 1997

(iii) A Majority of the Board of Directors:


       /s/ Leslie M. Apple                    April 28, 1997
      ------------------------
      Leslie M. Apple


       /s/ Susan M. Considine                 April 28, 1997
      ------------------------
      Susan M. Considine


       /s/ Richard C. Farr                    April 28, 1997
      ------------------------
      Richard C. Farr


       /s/ Samuel J. Padula                   April 28, 1997
      ------------------------
      Samuel J. Padula


       /s/ Reginald W. Ray, Jr.               April 28, 1997
      ------------------------
      Reginald W. Ray, Jr.


       /s/ John D. Shepherd                   April 28, 1997
      ------------------------
      John D. Shepherd

















































                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

10.1 Employment Agreement with Richard Considine dated as of March 12, 1986, as amended, filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for thefiscal year ended January 31, 1992, filed with the Securities and Exchange Commissionon April 30, 1992, and incorporated herein by this reference.

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

-----------------------
* Filed herewith.