Form 10QSB
period 1997-04-30
LINCOLN LOGS LTD
filed 1997-06-16
CIK 717422

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                           FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended April 30, 1997

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


       Class                          Outstanding at June 6, 1997
  Common Stock, $ .01 par value                  945,759

                 LINCOLN LOGS LTD.  AND SUBSIDIARIES

                              I N D E X

                                                 Page Number

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated balance sheets as of
       April 30, 1997 and January 31, 1997         3 - 4

     Consolidated statements of operations
       for the three months ended
       April 30, 1997 and 1996                     5

     Consolidated statements of cash flows
       for the three months ended April 30,
       1997 and 1996                               6

     Notes to consolidated financial statements    7 - 8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                          9 - 10

PART II.  OTHER INFORMATION                       11

SIGNATURES                                        12

                   LINCOLN LOGS LTD. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1997 AND
                           JANUARY 31, 1997

                               ASSETS

                                             April 30,     January 31,
                                             1 9 9 7        1 9 9 7
                                           (Unaudited)     (Audited)
                                           -----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                $ 455,569      $ 359,107
   Trade accounts receivable, net of
     $9,000 allowance for doubtful
     accounts                                 188,694        319,846
   Notes receivable                            18,500         18,500
   Inventories (principally raw materials)    860,225        618,248
   Prepaid expenses and
     other current assets                     506,043        431,824
   Due from related party                       1,779          1,779
                                            ---------      ---------
   TOTAL CURRENT ASSETS                     2,030,810      1,749,304
                                            ---------      ---------
`
PROPERTY, PLANT AND EQUIPMENT:
   Land                                       784,800        784,800
   Buildings and improvements               2,125,626      2,125,626
   Machinery and equipment                    623,777        623,777
   Furniture and fixtures                   1,254,380      1,252,156
   Transportation equipment                   146,218        146,218
                                            ---------      ---------
                                            4,934,801      4,932,577

   Less:  accumulated depreciation         (3,186,499)    (3,154,499)
                                            ---------      ---------
   TOTAL PROPERTY, PLANT AND
     EQUIPMENT - net                        1,748,302      1,778,078
                                            ---------      ---------


OTHER ASSETS:
   Due from related party                      74,026         74,425
   Assets held for resale                      38,189         38,189
   Cash surrender value of life
    insurance, net of loan of $80,000           9,321          9,321
   Deposits and other assets                      988            988
   Intangible assets, net of amortization      24,915         27,345
                                               ------        -------

   TOTAL OTHER ASSETS                         147,439        150,268
                                              -------        -------
TOTAL ASSETS                               $3,926,551     $3,677,650
                                            ---------      ---------




See notes to consolidated financial statements.

                   LINCOLN LOGS LTD. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1997 AND
                            JANUARY 31, 1997

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                              April 30,    January 31,
                                              1 9 9 7       1 9 9 7
                                            (Unaudited)    (Audited)
                                             ---------      --------
CURRENT LIABILITIES:
   Current installments of long-term debt   $   18,084    $   18,084
   Notes payable (note 5)
    Related parties                            335,000       335,000
    Others                                     175,000       175,000
   Trade accounts payable                    1,243,570       940,598
   Customer deposits                         1,207,335       987,268
   Accrued payroll and related taxes
     and withholdings                           13,592        36,426
   Accrued income taxes                             --           769
   Due to related parties                      134,113       108,820
   Accrued expenses                            432,059       314,391
                                             ---------     ---------
     TOTAL CURRENT LIABILITIES               3,558,753     2,916,356

LONG TERM DEBT, net of current
     installments:
   Convertible subordinated debentures
    Related parties                            500,000       500,000
    Others                                     200,000       200,000
   Other                                        19,883        25,283
Other liabilities                               89,321        89,321
                                             ---------     ---------
     TOTAL LIABILITIES                       4,367,957     3,730,960
                                             ---------     ---------
STOCKHOLDERS' EQUITY(DEFICIENCY):
   Preferred stock, $.01 par value;
     authorized 1,000,000 shares; issued
     and outstanding -0- shares                     --            --
   Common stock, $.01 par value; authorized
     5,000,000 shares; issued
     1,449,999 shares                          14,500        14,500
   Additional paid-in capital                3,894,286     3,894,286
   Accumulated deficit                      (3,465,757)   (3,077,661)
                                             ---------     ---------
                                               443,029       831,125
   Less cost of 504,240 shares of
    common stock in treasury at
    April 30, 1997 and January 31, 1997      ( 884,435)    ( 884,435)
                                              --------      ---------
     TOTAL STOCKHOLDERS' DEFICIENCY         (  441,406)    (  53,310)
                                              --------      --------
COMMITMENTS AND CONTINGENCIES

   TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                               $3,926,551    $3,677,650
                                             ---------     ---------
See notes to consolidated financial statements.
                                - 4 -


                  LINCOLN LOGS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE  THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                             (UNAUDITED)


                                                Three Months Ended
                                                     April 30,
                                              1 9 9 7       1 9 9 6
                                            ---------     ----------
SALES, net of commissions of
  $232,293 and $124,763 respectively      $ 1,208,502   $   864,504

COST OF SALES                                 956,514       612,807
                                            ---------     ---------
GROSS PROFIT                                  251,988       251,697

OPERATING EXPENSES:
  Selling, general and administrative         601,155       632,659
                                           ----------     ---------
LOSS FROM OPERATIONS                        ( 349,167)    ( 380,962)
                                            ---------     ----------
OTHER INCOME (EXPENSE):
  Interest income                              13,490         7,493
  Interest expense                         (   54,983)   (   46,966)
  Other                                         2,564         8,432
                                           ----------     ----------
  Total other income (expense) - net       (   38,929)   (   31,041)
                                             ---------    ---------
LOSS BEFORE INCOME TAXES                   (  388,096)   (  412,003)

INCOME TAXES                                       --            --
                                            ----------     ---------
NET LOSS                                   $( 388,096)  $(  412,003)
                                             ---------    ---------
PER SHARE DATA (note 2):
   Primary loss per common share           $     (.41)  $      (.44)
                                             --------    ----------

















   See notes to consolidated financial statements.

                   LINCOLN LOGS LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 and 1996
                              (UNAUDITED)
                                                  Three Months Ended
                                                       April 30,
                                                1 9 9 7       1 9 9 6
                                                -------      -------
OPERATING ACTIVITIES:
  Net loss                                   $( 388,096)  $(  412,003)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization               34,430        37,495
     Changes in operating assets and
      liabilities:
       Trade accounts receivable                131,152    (   37,865)
       Inventories                             (241,977)       96,118
       Prepaid expenses and other current
        assets                               (   74,219)   (   92,820)
       Trade accounts payable                   302,972    (  152,844)
       Customer deposits                        220,067       575,359
       Accrued expenses and other operating
        activities                               94,834        45,212
      Due to related parties                     25,293        27,927
       Accrued and prepaid income taxes      (      769)   (      349)
                                              ---------      --------
         Net cash provided by
          operating activities                  103,687        86,230
                                               --------      --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment (    2,224)   (   12,210)
  Decrease in due from related parties              399           252
  Increase in deposits
   and other assets                                  --     (     299)
                                              ----------     ---------
         Net cash used by
          investing activities               (    1,825)   (   12,257)
                                               --------     ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable, net                   --        20,000
  Reductions in long-term debt               (    5,400)   (   27,439)
                                              ---------      --------
         Net cash used by
          financing activities               (    5,400)   (    7,439)
                                              ---------      --------
Net increase in cash
    and cash equivalents                         96,462        66,534

Cash and cash equivalents at beginning of
    period                                      359,107       373,636
                                             ----------      --------
Cash and cash equivalents at end of period  $   455,569   $   440,170
                                              ---------      --------
See notes to consolidated financial statements.

                 LINCOLN LOGS LTD. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                     APRIL 30, 1997 AND 1996


(1) BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

    The results of operations for the three-month periods ended April 30, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

(2) EARNINGS PER SHARE

    Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the three-month periods ended April 30, 1997 and 1996.


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

(3)  INCOME TAXES

    The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit was accrued in the three months ended April 30, 1997 and 1996.

(4)  RECLASSIFICATIONS

     Certain amounts in the April 30, 1996 financial statements have been reclassified to conform with the presentation in the April 30, 1997 financial statements.

(5)  NOTES PAYABLE

    During fiscal years 1998 and 1997, the Company continued its Cant Financing Program , which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the current Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of April

30, 1997, a total of $510,000 has been loaned to the Company by various individuals, including directors and shareholders, and is due on June 30, 1997.

(5) SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended April 30, 1997, cash was paid in the amounts of $54,983 for interest and $769 for income taxes. During the three months ended April 30, 1996, cash was paid in the amounts of $50,642 for interest and $349 for income taxes.

 ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended April 30, 1997 vs. April 30, 1996:

    Sales, net of commissions, amounted to $1,208,502 for the three months ended April 30, 1997 as compared to $864,504 in the same period in 1996, an increase of $343,998, or 40%. When compared with the previous year, there was a 31% increase in the number of home units shipped and the average sales value per home unit shipped increased 9%. The increase in sales value per home unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

     Gross profits amounted to $251,988, or 21% of net sales for the three months ended April 30, 1997 as compared to $251,697, or 29% for the same period in 1996. The decrease in gross profit was the result of an increase in commissions. This increase was due to a higher percentage of sales made by independent dealer/distributors who earn a higher commission rate than the Company's in-house sales representatives.

    Total operating expenses of $601,155, or 50% of net sales, have decreased $31,504 from the previous year's amount of $632,659, 73% of sales. The decrease in total operating expenses amounted to 5%. This was due to the successful recruitment of a dealer for the Company's test market sales office, resulting in the elimination of the expenses for that office, offset by an increase in national advertising.


LIQUIDITY AND CAPITAL RESOURCES

    The Company was in a negative working capital position at both April 30, 1997 and April 30, 1996 of $1,527,943 and $1,776,994, respectively. For the three months ended April 30, 1997, working capital decreased $360,891 as compared to a decrease of $391,015 in the same period in 1996. As of the Company's fiscal year end at January 31, 1997, current liabilities exceeded current assets by $1,167,052. Working capital was primarily consumed during both reporting periods by the repayment of long-term debt and purchases of
property, plant and equipment.                                        .

    For the three months ended April 30, 1997, the Company's operations were a net provider of $103,687 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $86,230. Overall, the Company experienced a net increase in its cash position of $96,462 during the three months ended April 30, 1997, as compared with an increase in its cash position of $66,534 during the three months ended April 30, 1996. During the three months ended April 30, 1997 and 1996, cash provided by operations and, in 1996, additional short term borrowings, was primarily consumed by the repayment of long-term debt obligations and additions to property, plant and equipment.

     As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 1997 of $388,096. As of April 30, 1996, current liabilities exceeded current assets by $1,527,943 and the Company had a net capital deficiency of $441,406. The Company has not been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the renewal of the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, are expected to be sufficient for the remainder of the current fiscal year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources.
A reduction in the Company's sales activity, the inability to renew borrowings under the Cant Financing Program when the notes mature in June 1997, or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

 OTHER MATTERS

     In January 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is effective for the Company in fiscal 1998. This Statement, which modifies computation, presentation and disclosure requirements for earnings per share, does not have a material impact on the Company's calculation of earnings per share.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults of Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibit Index

           Exhibit 27. Financial Data Schedule

        b. Reports on Form 8-K

           On May 28, 1997, Form 8-K was filed, incorporated herein by reference, where the Company reported the replacement of the Chief Executive Officer with a new position, The Office of the Chief Executive.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LINCOLN LOGS LTD.


                                   /s/ Richard C. Farr
                                   Chairman of the Board, Member of The
                              Office of the Chief Executive and
                              Treasurer

                                   Date:  June 6, 1997



                                    /s/Pauline A. Shumek
                                   Manager of Accounting


                                   Date:  June 6, 1997