Form 10KSB/A
period 1997-01-31
LINCOLN LOGS LTD
filed 1998-05-01
CIK 717422

RESTATED  -  SEE "INTRODUCTORY NOTE"


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB-A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997  -  As Amended
Commission File Number   0-12172
                             LINCOLN LOGS LTD.
              (Name of small business issuer in its charter)

         New York                                      14-1589242
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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    Issuer's revenues for its most recent fiscal year were $7,270,228.

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






RESTATED  -  SEE "INTRODUCTORY NOTE"

                        INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN APRIL 1998 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS).   The Corporation hereby
amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 (the Original Filing). Each of the below referenced Items in Part II are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Items in the original Filing not Expressly changed hereby shall be as set forth in the Original Filing.

          PART II

Item 6.   Management's Discussion and Analysis or Plan of
Operations

Item 7.   Financial Statements

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lincoln Logs Ltd., each of whom serves in such capacity at the pleasure of the Board of Directors, are as follows:

      Name             Age                  Office(s)
      ----             ---                  ---------

Richard C. Farr        68     Chairman of the Board; President
and Chief
                              Executive Officer; Treasurer

Barbara J. Durkish     36     Vice President, Communications and
Sales Support; Assistant
                              Secretary

Carole P. Hart         54     Secretary; Manager, Administrative
Services

Peter M. Hart          57     Vice President, Finance,
Administration and                      Planning
John Naftzger          56     Vice President, Marketing and Sales
RESTATED  -  SEE "INTRODUCTORY NOTE"

John F. Schumaker      50     Vice President, Design and
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

Each of the Company=s independent sales representative has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 10% to 17-1/2% of the purchase price for the log home shell package. A majority of the Company's sales representatives have purchased and erected one of the Company's
log homes for use as a sales model.   The Company maintains a
cooperative advertising program for sales
RESTATED  -  SEE "INTRODUCTORY NOTE"

representatives pursuant to which the Company shares up to fifty percent (50%) of advertising undertaken by qualified sales representatives against a minimum required sales volume.

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

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the words "THE ORIGINAL LINCOLN LOG" in the following states: Alaska, Arkansas, Arizona, California,
RESTATED  -  SEE "INTRODUCTORY NOTE"

Connecticut, Delaware, Idaho, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota,
Tennessee, Utah,   Vermont, Washington and Wyoming.  Canadian
trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL" and "STACK 'N BUILD." The Company also owns the federally registered trademark ALincoln@ in the United States. Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

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

 (7) In addition, the Company owns four parcels of undeveloped land in Northeastern, New York totaling approximately 140
 RESTATED  -  SEE "INTRODUCTORY NOTE"

         acres which the Company has determined are unnecessary for its business and which it intends to sell.

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

ITEM 3.  LEGAL PROCEEDINGS

     (a)  Kevin J. Wise v. Lincoln Logs Ltd., et al.

On April 22, 1994, the Company was named in a lawsuit by Kevin J. Wise, the majority owner of New England Log Homes, Inc. ("NELHI"), in Superior Court, Judicial District of New Haven, Connecticut. Richard C. Farr, President and Chief Executive Officer of the Company, and John Naftzger, Vice President, Marketing and Sales of the Company, were also named as defendants in the action. On August 17, 1994, Mr. Wise filed a Notice of Voluntary Dismissal of Action dismissing his action against Mr. Naftzger.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

RESTATED  -  SEE "INTRODUCTORY NOTE"

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





                                                  High Bid    Low
Bid

Quarter Ended April 30, 1995        Common Stock     1/8
1/20

Quarter Ended July 31, 1995         Common Stock     1/8
1/20

Quarter Ended October 31, 1995      Common Stock     1/8
1/16

Quarter Ended January 31, 1996      Common Stock     3/16
1/16
RESTATED  -  SEE "INTRODUCTORY NOTE"

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































ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

FISCAL 1997,restated, VS. FISCAL 1996 VS. FISCAL 1995

RESULTS OF OPERATIONS

Revenues, net of sales commissions, for the fiscal year ended January 31, 1997, restated, were $7,270,228 as compared with $7,120,152 for the fiscal year ended January 31, 1996 and $7,174,603 for the fiscal year ended January 31, 1995. Fiscal 1997 revenues represent an increase of $150,076, or approximately 2% more than fiscal 1996. Fiscal 1996 revenues represented a decrease of $54,451, or approximately 1% below fiscal 1995 results.

RESTATED  -  SEE "INTRODUCTORY NOTE"

In fiscal 1997, as compared to fiscal 1996, units shipped decreased by 7% while the average sales value per unit shipped increased by 9%. The increase in sales value per unit shipped is the result of an increase in the number of larger and custom home packages shipped in the current period and the impact of price increases put into effect at the beginning of the fiscal year.

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

Gross profits were 31% of net sales in fiscal 1997, or $2,254,517. In fiscal 1996, gross profits were 32% of sales, or $2,298,592, and were 28% of sales, or $1,974,075, in fiscal 1995.
While the Company experienced an increase in the average sales value per unit shipped and lower average commission rates these factors were offset by increased material costs which resulted in an overall net decrease in gross profits. Average commission rates have declined due to a change in the dealer/distributor commission plan implemented at the beginning of the current fiscal year and a greater percentage of unit sales by Company sales employees who are paid a lower commission rate than independent dealer/distributors. The increase in average sales value per unit shipped resulted from higher catalog prices put into place at the start of the current fiscal year. The increase in gross profit percentage from fiscal 1995 to fiscal 1996 was the result of two catalog price increases put into place during the prior fall and winter, and from the substantial decrease in market prices for lumber and plywood products since the start of the 1996 fiscal year.

Operating expenses of $2,406,042, or 33% of net sales, have increased $234,725 from the fiscal year 1996 amount of $2,171,317, 30% of net sales. Operating expenses were 30% of sales in fiscal 1996, as compared to 32% in fiscal 1995. The increase in total operating expenses from fiscal 1996 to fiscal 1997 was 11%, and was due to the Company=s commitment to increase its market share through an additional sales office, increased national advertising, conducting a national dealer conference to introduce product improvements and innovations, and expenses related to the settlement of litigation. Fiscal 1996 operating expenses of $2,171,317 represent a decrease of $102,920 or 5% from operating expenses in fiscal 1995 of $2,274,237. The decrease in operating expenses from fiscal 1995 to fiscal 1996 was primarily due to the Company's efforts to reduce expenses wherever possible and to improve its management systems.
Interest expense in fiscal years 1997, 1996 and 1995 totaled $221,270, $195,383, and $172,953, respectively. The increase of $25,887 and $22,430 in interest expense in fiscal 1997 and fiscal 1996, respectively, is primarily the result of increased interest earned by trade vendors on open accounts payable, as well as that paid on the increased balance of notes payable outstanding.

Other income in fiscal 1997, fiscal 1996 and fiscal 1995 of $81,477, $78,862 and $150,936, respectively, consisted primarily of forfeits of customer deposits and cancellation charges on refundable contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company had negative working capital, as current liabilities exceeded current assets by $1,436,031, compared with negative working capital of $1,385,979 at January 31, 1996, a increase of $50,052. At January 31, 1997, the
Company had stockholders' deficiency of $322,289, as compared to stockholders' deficiency of $68,508 at January 31, 1996, a worsening of $253,781. As of January 31, 1996, working capital had increased $83,905 from the end of the previous fiscal year. Working capital was primarily consumed during both years by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, additions to property, plant and equipment, and in fiscal 1997, by the settlement of litigation.

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

During fiscal 1997, the Company obtained additional funds through its Cant Financing Program. The Company has not, however, been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1997, and are expected to do so in fiscal
RESTATED  -  SEE "INTRODUCTORY NOTE"

1998 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1997, or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

Customer deposits as of January 31, 1997 amounted to $1,151,439, as compared with deposits of $796,407 at January 31, 1996, an increase of $355,032. Customer deposits as a percent of gross backlog values can vary significantly from year to year depending on the number of customers who have paid only their initial deposits versus those who have paid a greater percentage of the contract value as of the balance sheet date.

Customer contracts with respect to which there were deposits on hand at year-end represent, if all were to be delivered in fiscal 1998, potential gross revenues of approximately $10,280,845 as compared with potential gross revenues for fiscal 1997 of $11,051,602. Actual gross revenues realized in fiscal 1997 from the sale of log home packages and solariums amounted to $8,318,803. Actual gross revenues realized in fiscal 1997 were lower than potential gross revenues based on deposits on hand at January 31, 1996, due to cancellations and postponement of some deliveries by customers. The 1998 estimate is a projection only and is contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 1997, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 1997 were $623,075 as compared with $827,814 at January 31, 1996, a decrease of $204,739. This decrease in inventory is the result of the Company's efforts to reduce inventory levels, with the exception of log cants, for the slower winter shipping season.

Trade accounts receivable were $274,910 at January 31, 1997, which represents an increase of $16,203 or 6% from the amount of $258,707 as of January 31, 1996. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.

OTHER MATTERS

In January 1997, the Financial Accounting Standards Board issued Statement No. 128, AEarnings Per Share@, which is effective for the Company in fiscal 1998. This Statement, which modifies computation, presentation and disclosure requirements for earnings per share, is not expected to have a material impact on the Company=s calculation of earnings per share.


























RESTATED  -  SEE "INTRODUCTORY NOTE"







ITEM 7.  FINANCIAL STATEMENTS

                   Index to financial statements

                                                              Page

Independent Auditors' Report                                   F-2

Consolidated balance sheets as of
    January 31, 1997 (restated) and 1996                       F-3

Consolidated statements of operations for the years
    ended January 31, 1997 (restated), 1996 and 1995           F-5

Consolidated statements of changes in stockholders'
    deficiency for the years ended January
    31, 1997 (restated), 1996 and 1995                         F-6

Consolidated statements of cash flows for the years
    ended January 31, 1997 (restated), 1996 and 1995           F-7

Notes to consolidated financial statements
    January 31, 1997, 1996 and 1995                            F-8





























RESTATED  -  SEE "INTRODUCTORY NOTE"







                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.:


We have audited the accompanying consolidated balance sheets of Lincoln Logs Ltd. and subsidiaries ("Company") as of January 31, 1997 (as restated, see Note 2) and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended January 31, 1997 (1997, restated, see Note
2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 19 to the consolidated financial statements, at January 31, 1997 and 1996, current liabilities exceed current assets, and at January 31, 1997 and 1996, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 19.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

Albany, New York
April 11, 1997, except as to
      Note 2, which is as of April 17, 1998

                                     F-2














RESTATED  -  SEE "INTRODUCTORY STATEMENT"

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          January 31, 1997 (Restated) and 1996
                                                      Restated
                                                          1997         1996

Current assets:
  Cash and cash equivalents (note 3(i))            $   359,107    $ 373,636
  Trade accounts receivable, net of allowance
    for doubtful accounts of $9,000 in 1997
    and 1996(note 6)                                   274,910      258,707
  Notes receivable                                      18,500       18,500
  Inventories (note 6)                                 623,075      827,814
  Prepaid expenses and other current assets (note 11)  426,131      264,133
  Due from related parties (note 13)                     1,779        1,543
                                                     ---------    ---------
   Total current assets                              1,703,502    1,744,333
                                                     =========    =========
Property, plant and equipment, at
 cost (notes 4 and 5)                                4,932,577    4,892,900
Less accumulated depreciation                       (3,154,499)  (3,021,512)
                                                     ---------    ---------
   Net property, plant and equipment                 1,778,078    1,871,388
                                                     ---------    ---------
Other assets:
  Due from related parties (note 13)                    74,425       76,072
  Assets held for resale (note 4)                       38,189       71,825
  Cash surrender value of life insurance, net of
    loan of $80,000 in 1997                              9,321           --
  Deposits and other assets                                988          689
  Intangible assets, net of amortization                27,345       37,073
                                                      --------      --------
                                                       150,268      185,659
                                                      --------      --------
Total assets (note 5)                              $ 3,631,848   $3,801,380
                                                     =========    =========
















See accompanying notes to consolidated financial statements.

                          F-3




RESTATED  -  SEE "INTRODUCTORY NOTE"

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          January 31, 1997 (Restated) and 1996
                                                          Restated
                                                            1997        1996
                                                          -------       -----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current installments of long-term debt (note 5)          18,084    $137,873
   Notes payable (notes 6 and 13):
   Related parties                                        335,000     315,000
   Others                                                 175,000     115,000
  Redeemable common stock, current (note 7)                    --      94,305
  Trade accounts payable                                  940,598   1,072,368
  Customer deposits                                     1,151,439     796,407
  Accrued salaries and wages                               43,428      42,786
  Accrued expenses (note 12)                              366,395     515,542
  Due to related parties (note 13)                        108,820      40,225
  Accrued income taxes                                        769         806
                                                        ---------   ---------
    Total current liabilities                           3,139,533   3,130,312

Long-term debt, net of current installments (note 5):
  Convertible subordinated debentures (note 13):
   Related parties                                         500,000    500,000
   Others                                                  200,000    200,000
   Other                                                    25,283     39,576
Other liabilities                                           89,321         --
                                                         ---------   ---------
Total liabilities                                        3,954,137   3,869,888
                                                         ---------   ---------
Stockholders' equity (deficiency) (note 14):
  Preferred stock, $.01 par value;  authorized
   1,000,000 shares; issued and outstanding
   -0- shares                                                   --          --
  Common stock, $.01 par value; authorized 5,000,000
   shares; issued 1,449,999 shares, less 0 and
   93,935 shares subject to redemption agreement at
   January 31, 1997 and 1996, respectively (note 7)          14,500     13,561
  Additional paid-in capital                              3,894,286  3,800,920
  Accumulated deficit                                    (3,346,640)(3,092,859)
                                                         ----------- ----------
                                                            562,146    721,622
  Less cost of 504,240 shares in 1997 and 410,305
   shares in 1996 of common stock in treasury              (884,435)  (790,130)
                                                          ----------  ---------
   Total stockholders' deficiency                          (322,289)   (68,508)
                                                          ----------  ---------
Commitments and contingencies (notes 10, 15 and 19)

Total liabilities and stockholders'
 deficiency                                              $3,631,848 $3,801,380
                                                          =========  =========

See accompanying notes to consolidated financial statements.


                                    F-4
RESTATED  -  SEE "INTRODUCTORY NOTE"

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended January 31, 1997 (Restated), 1996 and 1995


Restated
                                               1997        1996        1995


Sales, net of commissions of $1,053,611,
$1,119,253 and $1,110,069, respectively       $7,270,228   7,120,152  7,174,603
Cost of sales                                  5,015,711   4,821,560  5,200,528
                                               ---------   ---------  --------
Gross profit                                   2,254,517   2,298,592  1,974,075

Selling, general and administrative
 expenses                                      2,406,042   2,171,317  2,274,237
                                               ---------   ---------  ---------
Operating income (loss)                         (151,525)    127,275  (300,162)

Other income (expense):
Interest income                                   39,106      34,924    34,068
Interest expense                                (221,270)   (195,383) (172,953)
Other                                             81,477      78,862   150,936
                                                ---------   ---------  --------
                                                (100,687)    (81,597)   12,051
                                                ---------    --------   -------
Earnings (loss) before income taxes             (252,212)     45,678  (288,111)

Provision for income taxes (note                   1,569       1,600     1,700
                                               ----------    --------  --------
Net earnings (loss)                            $(253,781)     44,078  (289,811)
                                                ========    ==================
Per share data (note 3(g)):
Primary earnings (loss) per
 common share                                $    ( .27)         .05     ( .31)
                                                ========    ==================

Fully diluted earnings (loss) per
 common and common equivalent share            $  (  .27)         .03    ( .31)
                                                ========    ==================













See accompanying notes to consolidated financial statements.

                                     F-5




RESTATED  -  SEE "INTRODUCTORY NOTE"

                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)
                             Years ended January 31, 1997 (Restated), 1996 and 1995

                                     Common Stock
                                                                      Retained                  Total
                                   Number       Par    Additional      earnings                                 stockholders'
                                     of        value     paid-in     (accumulated   Treasury     equity
                                   shares      amount    capital       deficit)       stock   (deficiency)
Balance at January 31, 1994      1,449,999     11,682   3,677,799     (2,847,126)   (665,130)     177,225

Common stock redeemed (note 7)          --        939      61,561            --     (62,500)          --

Net loss - 1995                         --         --          --      (289,811)       --     (289,811)
                                 ---------   --------   ---------      -----------   ---------   ---------
Balance at January 31, 1995      1,449,999     12,621   3,739,360      (3,136,937)   (727,630)    (112,586)

Common stock redeemed (note 7)          --        940      61,560             --     (62,500)          --

Net earnings - 1996                     --         --          --          44,078          --       44,078
                                 ---------   --------   ---------        -----------   ---------   ---------
Balance at January 31, 1996      1,449,999   $ 13,561   3,800,920      (3,092,859)   (790,130)     (68,508)

Common stock redeemed (note 7)          --        939      93,366            --     (94,305)          --

Net earnings - 1997 (restated)
                      (note 2)          --         --          --        (253,781)          --    (253,781)
                                 ---------   --------   ---------        -----------   ---------   ---------
Balance at January 31, 1997      1,449,999   $ 14,500   3,894,286       (3,346,640)   (884,435)   (322,289)
                                 =========   ========   =========       ===========   =========   =========

























See accompanying notes to consolidated financial statements.

                                                            F-6
RESTATED  -  SEE "INTRODUCTORY NOTE"

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended January 31, 1997 (Restated), 1996 and 1995
                                              1997        1996      1995
Operating activities:
Net earnings (loss)                     $ (253,781)      44,078  (289,811)
Adjustments to reconcile net earnings
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization             148,846      175,892   219,519
  Loss on sale of assets                      1,284           --        --
  Changes in operating assets and liabilities:
  (Increase) decrease in trade accounts
   receivable                                (16,203)    109,489   (44,379)
  Decrease (increase) in inventories         204,739      52,577  (183,040)
  (Increase) decrease in prepaid expenses
   and other current assets                 (161,998)     (3,227)   78,469
  Decrease (increase) in prepaid income taxes     --         883      (883)
  (Decrease) increase in trade
   accounts payable                         (131,770)      4,959    393,445
  Increase (decrease) in customer deposits   355,032     (99,673)   (23,530)
  (Decrease) increase in accrued expenses
   and other current liabilities            (148,505)     74,612    (89,238)
  Increase (decrease) in due to related
   parties                                    68,595      32,695)    40,506
  (Decrease) increase in accrued income taxes    (37)        806     (2,326)
                                             --------    --------   ---------
Net cash provided by
 operating activities                         66,202     327,701     98,732
                                             ---------   --------    --------
Investing activities (note 16):
Repayments of notes receivable                    --       1,042      2,708
Additions to property, plant and equipment   (40,526)    (32,006)   (13,101)
Proceeds from sale of assets                  32,352          --          --
Decrease in due from related parties           1,411       1,454       1,369
(Increase) decrease in deposits and
 other assets                                   (299)        311         159
Increase in intangible assets                     --     (37,000)         --
                                             --------    --------     -------
Net cash used by
 investing activities                         (7,062)    (66,199)     (8,865)
                                             --------    --------    ---------
Financing activities (note 16):
Proceeds from notes payable                   80,000     115,000     240,000
Redemption of common stock                   (94,305)    (62,500)    (62,500)
Proceeds from loan against cash
 surrender value of life insurance            80,000         --        --
Reductions in long-term debt                (139,364)   (218,609)    (281,583)
                                            ---------    --------    ---------
Net cash used by
 financing activities                        (73,669)   (166,109)   (104,083)
                                            ---------   ---------   ---------
Net (decrease) increase in cash and
 cash equivalents                            (14,529)     95,393     (14,216)
Cash and cash equivalents at beginning
 of period                                   373,636     278,243     292,459
                                           ---------    --------    --------
Cash and cash equivalents at end
 of period                                $  359,107     373,636     278,243
                                            ========    ========    ========
See accompanying notes to consolidated financial statements.
                                     F-7
    RESTATED  -  SEE "INTRODUCTORY NOTE"

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

Note 2.  Restatement of Prior Period Results

The Company has restated previously issued financial results for the year ended January 31, 1997. The restated financial results reflect the correction of errors in the Company's accounting procedures related to sales cut-off, commission expense, recording of certain accruals and inventory reconciliation. The following summarizes the impact of the restatement.

                                 As Reported             Restated
Sales, net of commissions     $    7,505,032       $    7,270,228
Cost of sales                 $    5,020,538       $    5,015,711
Gross profit                  $    2,484,494       $    2,254,517
Selling, general and
administrative expenses       $    2,367,040       $    2,406,042
Net earnings (loss)           $       15,198       $     (253,781)
Net earnings (loss) per share $         .02        $       (  .27)

Trade accounts receivable     $        319,846       $       274,910
Inventories                   $         618,248       $      623,075
Prepaid expenses and
other current assets          $         431,824       $       426,131
Customer deposits             $        987,268       $    1,151,439
Accrued salaries and wages    $          36,426       $          43,428
Accrued expenses              $        314,391       $       366,395
Accumulated deficit           $  (  3,077,661)     $ ( 3,346,640)

Note 3.  Summary of Significant Accounting Policies

(a) Principles of Consolidation.   The consolidated financial
statements include the accounts of Lincoln Logs Ltd. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(e) Income Taxes.   Deferred tax assets and liabilities are
recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax
RESTATED  -  SEE "INTRODUCTORY NOTE"

rates is recognized in the period that includes the enactment date.

(f) Intangible Assets.   Intangible assets represent the values
assigned to debt issuance costs, trademarks, and non-competition covenants that are being amortized over five year periods. Amortization expense for the years ended January 31, 1997, 1996, and 1995 was $9,728, $7,877, and $2,327, respectively.

(g) Earnings Per Share.   Primary earnings per common share is
computed by dividing net earnings by the weighted average number of common shares

                                F-8
                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                            (continued)
                            January 31, 1997, 1996 and 1995

 outstanding during the respective periods. The weighted average number of common shares was 945,759 for each of the years ended January 31, 1997, 1996, and 1995.

 Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. The weighted average number of fully diluted common and common equivalent shares for 1996 was and 4,445,759 shares. Fully diluted loss per share is the same as primary loss per share in 1997 and 1995 as the effect of stock options and the assumed conversion of the subordinated debentures would be anti-dilutive.

 (h) Reclassifications. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the presentation in the 1997 financial statements.

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

 (k) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, AAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of@, on February 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 in 1997 did not have a material impact on the Company=s financial position, results of operations or liquidity.


                                F-9


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995

(l) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in RESTATED - SEE "INTRODUCTORY NOTE"

accordance with the provisions of Accounting Principles Board (AAPB@) Opinion No. 25, @Accounting for Stock
Issued to Employees@, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, @Accounting for Stock-Based Compensation@, which was required to be adopted by the Company as of February 1, 1996, permits entities to recognize expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Note 4.  Property, Plant and Equipment

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

Note 5.  Indebtedness

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


                              F-10

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           (continued)
                           January 31, 1997, 1996 and 1995

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



RESTATED  -  SEE "INTRODUCTORY NOTE"

Long-term debt at January 31, 1997 and 1996 consists of the following:

                                                   1997          1996
                                                   ----          ----

Mortgage notes payable at 10%, payable in
monthly installments through January 1999,
secured by parcels of land                        $  14,177     21,071

Notes payable at rates ranging from 8% to
18.4%, payable in varying installments
through February 2000, one note unsecured, all
others secured by various pieces of equipment        29,190     49,576

Convertible subordinated debentures due in
June 1998, with annual interest at 12% payable
quarterly                                           700,000     700,000

Retirement agreement, payable in varying
    installments through July 1996             -                106,802
                                                 ---------      ---------
         Total                                      743,367      877,449
    Less current installments                       (18,084     (137,873)
                                                  ---------       -----
                                                  $ 725,283       739,576
                                                   ========     =========

The aggregate maturities of long-term debt by fiscal year are as follows:

Year ending January 31:             Amount

                 1998           $   18,084
                 1999              721,097
                 2000                4,039
                 2001                  147
                                ----------
                                $ 743,367
                                 =========




                                   F-11
                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995


Note 6.  Notes Payable

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





RESTATED  -  SEE "INTRODUCTORY NOTE"

The notes are due on June 30, 1997.

Note 7.  Agreement to Redeem Common Stock

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

Note 8.  Income Taxes

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
                                   ======         ======    ======

The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $3,825,800; $1,567,400 expire in 2007, $815,600 in 2008, $609,200 in 2009, $372,700 in
2010, $73,800 in 2011 and $387,100 in 2012.




                                  F-12


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995

The effective income tax rates of 0.6%, 3.5% and 0.6% for 1997, 1996 and 1995, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     1997           1996     1995
                                     ----           ----     ----
Statutory tax rate                   (34.0)%        34.0%   (34.0)%
Officers= life insurance               4.9             --     --
Non-deductible meals and
  entertainment expenses               2.5            2.8     1.9
State income taxes, net of federal
RESTATED  -  SEE "INTRODUCTORY NOTE"
tax benefit                           --            2.3        --
Change in deferred tax asset
  valuation allowance                 26.8           (38.4)   31.2
Other non-deductible expenses           .4             2.8     1.5
                                    -----           -----    -----
                                        .6%            3.5%    0.6%
                                    =====           =====     =====

For the years ended January 31, 1997 and 1996, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1997 and 1996 are presented below:

                                                      1997    1996
                                                      ----    ----

Deferred tax assets:
Vacation accrual                               $     1,606   1,301
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                       3,900   4,410
Allowance for doubtful accounts                      3,060   3,060
Retirement agreement accrual                            --  36,497
Other liabilities                                   10,327  22,628
Net operating loss carry-forward                1,300,786  1,182,493
                                                 --------- ---------
Total gross deferred tax assets                 1,319,679  1,250,389
   Less valuation allowance                     (1,307,802)(1,240,222)
                                                 ---------   ---------
Net deferred tax asset                              11,877     10,167

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (11,877)   (10,167)
                                                 ---------     ---------
Net deferred taxes                             $        --        --
                                                 =========     =========

The valuation allowance for deferred tax assets as of February 1, 1996 and 1995 was $1,240,222 and $1,257,762, respectively. The net change in the total valuation allowance was a increase of $67,580 in fiscal 1997 and a decrease of $17,540 in fiscal 1996.
                                  F-13


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995

Note 9.  Employee Benefit Plans

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of each $1 contributed to the plan from pre-tax earnings of the employee up to a maximum of 3% of compensation. Contributions by the Company for 1997, 1996 and 1995 amounted to $17,628, $16,561, and $13,760, respectively.

The Company=s president has an employment agreement whereby the Company is to purchase a life insurance policy upon his retirement. In 1997, the Company accrued $36,000 of post retirement benefits for the purchase of this policy.

Note 10.  Lease Commitments

RESTATED  -  SEE "INTRODUCTORY NOTE"

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1997, 1996 and 1995 was $50,618, $33,081, and $46,605, respectively. The aggregate future minimum operating lease payments at January 31, 1997 are as follows:

Year ending January 31:
  1998         $ 16,257
  1999            7,185
  2000            5,156
  2001            3,867
                 ------
 Total         $ 32,465
                =======

Note 11.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1997 and 1996 consist of the following:

                                     1997          1996
Commission advances              $172,586        66,649
Prepaid design work                86,875        51,232
Other                             166,670       146,252

   Total                         $426,131       264,133
                                  =======       =======

Note 12.  Accrued Expenses

Accrued expenses at January 31, 1997 and 1996 consist of the following:

                                     1997          1996
Accrued commissions              $122,655        61,773
Deposits - cancelled contracts     24,875       166,935
Post-retirement benefits            36,000            --
Other                             182,865       286,834

   Total                         $366,395       515,542
                                  =======       =======
                                  F-14
                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995


Note 13.  Related Party Transactions

Due from related parties consists of a mortgage receivable from an officer of the Company in the amount of $76,204 and $77,615 at January 31, 1997 and 1996, respectively, bearing interest at 6%, due over a term of 35 years.

Due to related parties consists of amounts payable to the Company=s President.
Such amounts totaling $108,820 and $40,225 at January 31, 1997 and 1996, respectively, relate to unpaid salary and reimbursable business travel and other expenses.

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

RESTATED  -  SEE "INTRODUCTORY NOTE"

Note 14.  Stock Options
Under the terms of the Company's Stock Option Plan, Incentive Stock Options may be granted to purchase shares of common stock at a price not less than the fair market value at the date of grant, and non-qualified stock options may be granted at a price (including a below-market price) determined by the Company's Board of Directors or the Committee which administers the plan. Stock option activity during the last three years is summarized as follows:

                                                       AverageOption
                               Number of shares       Price PerShare
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1994   45,000       167,000     $ .89     $ .62
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
                              ------       -------
Balance at January 31, 1995   45,000       167,000     $ .89     $ .62
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
                              ------       -------
Balance at January 31, 1996   45,000       167,000     $ .89     $ .62
Granted during year           52,500       207,000     $ .19     $ .19
Cancelled during year         (45,000)    (167,000)   ($ .89)    ($.62)
                              ------       -------
Balance at January 31, 1997   52,500       207,000     $ .19       $.19
                              ======       =======      ====       ====

During 1997, the Company cancelled 45,000 incentive stock options having an option price of $ .89. Such options were reissued at an option price per share equal to the fair market value per common share of $ .19. Also during 1997, the Company cancelled 167,000 non-qualified options having an option
F-15

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995


price of $ .62. Such options were reissued at an option price per share equal to the fair market value per common share of $
 .19.

All outstanding stock options are exercisable as of January 31, 1997. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company=s stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 1997 is 8.8 years.

The pro forma disclosures required under SFAS No. 123 are not presented as such information was not materially different than the reported net income and earnings per share.

Note 15.  Commitments and Contingencies

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

RESTATED  -  SEE "INTRODUCTORY NOTE"

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

Note 16.  Supplementary Disclosure of Cash Flow Information
                                    1997       1996       1995
                                    ----       ----       ----

Cash paid during the year for:
   Interest                     $ 231,664    220,193    133,305
                                 ========    =======    =======

   Income taxes                 $   1,532      1,166      4,909
                                 ========    =======    =======

Non-cash investing and financing activities:

The Company entered into a capital lease for a piece of office equipment having a total cost of $5,282 during the year ended January 31, 1997. The Company financed $37,988 of purchases of various assets having a total cost of $38,988 during the year ended January 31, 1996.

                                  F-16

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995

During fiscal 1997, the following other transactions occurred:

The Company disposed of various assets having a total cost of $39,767 and a $33,636 net book value.

The Company recorded the $89,321 cash surrender value of an insurance policy on the life of the Company=s Founder and also recorded a liability in the same amount.

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

Note 17.  Quarterly Financial Information (Unaudited)
    (in thousands, except per share data)
                                        Restated   Restated     Restated
                          April 30      July 31    October 31 January 31
                          --------      -------    ----------  ----------
1997:
Net sales                   $  865        2,984         2,291*   1,130*
Gross profit                   251        1,030*          629*     344*
Net earnings (loss)         $ (412)         261*        21*       (124)*
                             =====        =====         =====    =====
Primary earnings (loss)
 per common share           $ (.44)         .28*         .02*    (.13)*
                             =====        =====         =====    =====
Fully diluted earnings
 (loss) per common and
common equivalent share    $ (.44)         .06*         .01*     (.13)*
                             =====        =====         =====     =====
RESTATED  -  SEE "INTRODUCTORY NOTE"

1996:
Net sales                   $  871        2,726         2,255     1,268
Gross profit                   219        1,001           683       396
Net earnings (loss)         $ (413)         437            91       (71)
                             =====        =====         =====     =====

Primary earnings (loss)
 per common share           $ (.44)         .46           .10      (.07)
                             =====        =====         =====      =====

Fully diluted earnings
 (loss) per common and
common equivalent share    $ (.44)         .10           .03        (.07)
                             =====        =====         =====      =====

                                  F-17
                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
(continued)
                    January 31, 1997, 1996 and 1995


* The Company has restated previously issued financial results for the quarters ended July 31, 1996 and October 31, 1996, and the fiscal year ended January 31, 1997 (see "Introductory Note" and Note 2 herein). The restated financial results, some of which only affect interim results, reflect the correction of errors in the Company's accounting procedures related to sale cut-off, commission expense, recording of certain accruals and inventory reconciliation.

Note 18.  Fair Value of Financial Instruments

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

Note 19.  Liquidity

As of January 31, 1997, current liabilities of the Company exceeded current assets by $1,436,031. During 1997, the Company obtained additional funds through its Cant Financing Program. The Company has not, however, been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations and the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1997, and are expected to do so in fiscal 1998 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend borrowings under the Cant Financing Program when they mature in June 1997 or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.

                                    F-18

RESTATED  -  SEE "INTRODUCTORY NOTE"

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Reference is made to the Exhibit Index.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1997.















RESTATED  -  SEE "INTRODUCTORY NOTE"

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LINCOLN LOGS LTD.

                           By: /s/ John D. Shepherd
                              --------------------
                              John D. Shepherd,
                              Chairman of the Board, President
                              and Chief Executive Officer
                              and Treasurer

                           Dated:  April 30, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
       /s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
       and Chief Executive Officer
       and Treasurer
      Dated: April 30, 1998

(ii)  Principal Financial Officer:
       /s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Chief Financial Officer, Secretary
      Dated:  April 30, 1998

(iii) A Majority of the Board of Directors:


      ------------------------
      Richard C. Farr

       /s/ Samuel J. Padula                   April 30, 1998
      ------------------------
      Samuel J. Padula

       /s/ Reginald W. Ray, Jr.               April 30, 1998
      ------------------------
      Reginald W. Ray, Jr.

       /s/ John D. Shepherd                   April 30, 1998
      ------------------------
      John D. Shepherd







RESTATED  -  SEE "INTRODUCTORY NOTE"

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

10.5 Non-competition Agreement dated as of May 21, 1993 between Lincoln Logs Ltd. and Richard Considine, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1993, and incorporated herein by this reference.

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