Form 10QSB/A
period 1997-04-30
LINCOLN LOGS LTD
filed 1998-05-01
CIK 717422

RESTATED  -  SEE "INTRODUCTORY NOTE"

					UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				      Washington, D. C.   20549


					FORM 10-QSB-A

		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
		         OR THE SECURITIES EXCHANGE ACT OF 1934


		     For the quarterly period ended April 30, 1997 - as amended

				Commission file number  0-12172


					Lincoln Logs Ltd.
		(Exact name of small business issuer as specified in its charter)

		New York					14-1589242
	(State or other jurisdiction of				(I.R.S. Employer
	incorporation or organization)			Identification No.)

			Riverside Drive, Chestertown, New York  12817
			     (Address of principal executive offices)

					  (518)  494 - 5500
				      (Issuer's telephone number)


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
Yes ____X____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class					Outstanding at April 30, 1997
	Common Stock,  $  .01 par value			    945,759


						-  1  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

			LINCOLN LOGS LTD. AND SUBSIDIARIES


INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN APRIL
1998 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF
ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).


					      INDEX


										Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

		Consolidated balance sheets as of April 30, 1997 (restated)
		   and January 31, 1997 (restated)					3  -  4

		Consolidated statements of operations for the
		   three months ended April 30, 1997 (restated)
		   and April 30, 1996							5

		Consolidated statements of cash flows for the
		   three months ended April 30, 1997 (restated)
		   and April 30, 1996							6

		Notes to consolidated financial statements				7  -  9

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
			OF FINANCIAL CONDITION AND RESULTS
			OF OPERATIONS						10 -11


PART  II.   OTHER INFORMATION						12


SIGNATURES									13




- 2  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

      			      LINCOLN LOGS LTD. AND SUBSIDIARIES
		            CONSOLIDATED BALANCE SHEETS, RESTATED,
		          AS OF APRIL 30, 1997 AND JANUARY 31, 1997

                    					   ASSETS
                           								          R e s t a t e d
								                                    April 30,	     January 31,
								                                     1 9 9 7	        1 9 9 7
	                                   							(Unaudited)	     (Audited)
                                            ----------      ----------
CURRENT ASSETS:
     Cash and cash equivalents				       $	   455,569	$      359,107
     Trade accounts receivable,
     net of $9,000 allowance for
     doubtful accounts			                     143,758	       274,910
     Notes receivable						                    18,500	        18,500
     Inventories (principally raw materials)  784,700 	      623,075
     Prepaid expenses and other current assets508,766 	      426,131
     Due from related party					                1,779	         1,779
                                             --------        --------
	TOTAL CURRENT ASSETS		                    	1,913,072	      1,703,502

PROPERTY, PLANT AND EQUIPMENT:
     Land						                            	   784,800	      784,800
     Buildings and improvements				          2,125,626 	    2,125,626
     Machinery and equipment					              623,777	       623,777
     Furniture and fixtures					             1,254,380	     1,252,156
     Transportation equipment		          			   146,218	       146,218
                                             ---------       --------
                                      								4,934,801	    4,932,577
     Less:  accumulated depreciation			       (3,186,499) (  3,154,499)
                                              ----------    ----------
	TOTAL PROPERTY, PLANT AND
	     EQUIPMENT  -  net			                    	1,748,302	   1,778,078

OTHER ASSETS:
     Due from related party				             	     74,026	        74,425
     Assets held for resale					                  38,189	        38,189
     Cash surrender value of life insurance,
        net of loan of $80,000					                9,321	          9,321
     Deposits and other assets					                  988	            988
     Intangible assets, net of amortization			    24,915	         27,345
                                                 -------          ------
	TOTAL OTHER ASSETS				                          147,439	        150,268
                                                 -------         -------
TOTAL ASSETS			                   		       $   3,808,813	     $ 3,631,848
                                              ==========        ==========

See notes to consolidated financial statements.

- 3  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

			 LINCOLN LOGS LTD. AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS, RESTATED,
		          AS OF APRIL 30, 1997 AND JANUARY 31, 1997

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       			 				           R e s t a t e d
                                            								   April 30,	   January 31,
                                           								     1 9 9 7       1 9 9 7
                                              								(Unaudited)	     (Audited)
                                                       ----------      ---------
CURRENT LIABILITIES:
     Current installments of long-term debt		       $	     18,084	$     18,084
     Notes payable  (note 5):
	       Related parties			                          		    335,000      335,000
        Others							                                     175,000      175,000
     Trade accounts payable		                        			1,243,570	      940,598
     Customer deposits						                            1,210,803	   1,151,439
     Accrued payroll, related taxes and withholdings		     13,592	       43,428
     Accrued income taxes					                                ---		         769
     Due to related parties					                          134,113	      108,820
     Accrued expenses	                            					   464,983	      366,395
                                                       ----------      --------
	TOTAL CURRENT LIABILITIES	                           		3,595,145	   3,139,533

LONG-TERM DEBT, net of current installments:
     Convertible subordinated debentures:
       Related parties					                               500,000      500,000
       Others							                                      200,000	      200,000
     Other							                                          19,883	        25,283
Other long-term liability					                             89,321	        89,321
                                                         --------       --------
	TOTAL LIABILITIES		                                  		4,404,349	   3,954,137

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, $ .01 pare value;
	Authorized 1,000,000 shares; issued
	 and outstanding - 0 - shares                    				        --- 	          ---
     Common stock, $ .01 par value; authorized
	 5,000,000 shares; issued 1,449,999 shares		              14,500        14,500
     Additional paid-in capital			                     		3,894,286	   3,894,286
     Accumulated deficit				                            (3,619,887)	 (3,346,640)
                                                        -----------   ----------
                                                								   288,899	      562,146
     Less:  cost of 504,240 shares of common
     	stock in treasury at April 30,1997
	     and January 31, 1997					                         (  884,435)	  ( 884,435)
                                                         ----------    ---------
	TOTAL STOCKHOLDERS' DEFICIENCY		                       (  595,536)	  ( 322,289)
                                                        -----------     --------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)				                          $   3,808,813 	$ 3,631,848
                                                       ============    =========


See notes to consolidated financial statements.


-  4  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

             			    LINCOLN LOGS LTD. AND SUBSIDIARIES
		               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED APRIL 30, 1997, RESTATED, AND 1996
					                      (UNAUDITED)

                                 								    Three Months Ended
								                                         April 30,
                               							   1997 - Restated    1 9 9 6

SALES, net of commissions of $208,920
     and $124,763, respectively			       $   1,392,578	  $   864,504

COST OF SALES			                          			1,032,743	      612,807
                                             ---------       -------
GROSS PROFIT						                             359,835	      251,697

OPERATING EXPENSES:
     Selling, general and administrative			   594,153	       632,659
                                            ----------      --------
(LOSS) FROM OPERATIONS                 				(  234,318)	 (    380,962)

OTHER INCOME (EXPENSE):
     Interest income	                					     13,490	          7,493
     Interest expense						               (    54,983)	 (      46,966)
     Other							                               2,564	          8,432
                                           -----------      ----------
        Total other income (expense) - net	(    38,929) (      31,041)
		                                          -----------     ----------
(LOSS) INCOME BEFORE INCOME TAXES	            (  273,247)	 (    412,003)

INCOME TAXES						                                   ---	        		---
                                              ----------     -------------
NET (LOSS) INCOME				                     $   (  273,247)	  $(   412,003)
                                            =============      =========

PER SHARE DATA  (note 3):
  Primary (loss) earnings per
     common share	                    $           (  .29)	$         (  .44)

                                               ============    =============

See notes to consolidated financial statements.

- 5  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

			                          LINCOLN LOGS LTD. AND SUBSIDIARIES
		           CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 30, 1997, RESTATED, AND 1996
                  					   (UNAUDITED)

                                       								     Three Months Ended
								                                                April 30,
							                                    1997 - Restated	       1 9 9 6
                                          ----------------       ----------
OPERATING ACTIVITIES:
     Net income						                     $   (  273,247)	    $ (  412,003)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
	Depreciation and amortization			                 34,430            37,495
Changes in operating assets and liabilities:
   Trade accounts receivable				                 131,152	       (    37,865)
   Inventories						                          (  161,625)	           96,118
   Prepaid expenses and other current assets	(    82,635)	      (    92,820)
   Trade accounts payable				                    302,972	        (  152,844)
   Customer deposits		                    			     59,364	           575,359
   Accrued expenses and other current liabilities 68,752             45,212
   Due to related parties				                     25,293	            27,927
   Accrued and prepaid income taxes			     (         769)     (         349)
                                           --------------       ------------
   Net cash provided by operating activities	    103,687             86,230

INVESTING ACTIVITIES:
     Additions to property, plant and equipment		(     2,224)	   (    12,210)
     Increase in deposits and other assets			        --- 	     (         299)
     Decrease in due from related parties			          399	              252
                                               --------------      ------------
        Net cash (used) by investing activities			(      1,825)	   (    12,257)
                                                   ------------     ----------
FINANCING ACTIVITIES:
     Proceeds from notes payable, net		          		        ---		        20,000
     Reductions in long-term debt            			 	(      5,400)	   (    27,439)
                                                 --------------     -----------
        Net cash (used) by financing activities			(      5,400)	   (      7,439)
		                                                -------------     -----------
Net increase in cash and cash equivalents		             96,462          66,534

Cash and cash equivalents at beginning of period		     359,107	      373,636
                                                   ------------     ----------
Cash and cash equivalents at end of period		     $      455,569  $    440,170
                                                  =============  ==============


See notes to consolidated financial statements.

						-  6  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

			 LINCOLN LOGS LTD. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     	APRIL 30, 1997 AND 1996

(1)  BASIS OF PRESENTATION

	The financial statements as of and for the year ended January 31, 1997 ("the fiscal 1997 financial statements") and the interim financial information as of and for the three-month period ended April 30, 1997("the fiscal 1998 first quarter financial information") have been restated to reflect the correction of errors that have been detected in the fiscal 1997 financial statements included in the 1997 Annual Report on Form 10-KSB and the fiscal 1998 first quarter financial information included in the April 30, 1997 Form 10-QSB filed with the Securities and Exchange Commission.  The effect of the correction of these errors on information previously reported is summarized in Note 2 below.  The correction of the errors in the fiscal 1997 financial statements resulted in changes to the interim financial information originally reported on Form 10-QSB as of and for the three-month period ended April 30, 1997.  Accordingly, the Company has filed this Amended
Form 10-QSB-A as of and for the three-month period ended April 30, 1997 with the Securities and Exchange Commission.

The results of operations for the three-month periods ended April 30, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's financial statements as of and for the year ended January 31, 1997 included in Form 10-KSB-A filed on May 1, 1998.

(2)  RESTATEMENT OF PRIOR PERIOD RESULTS

	The Company has restated previously issued financial results for the year ended January 31, 1997 and the three-month period ended April 30, 1997. The restated financial results reflect the correction of errors in the Company's accounting procedures related to sales cut-off, commission expense, recording of certain accruals and inventory reconciliation. The following summarizes the impact of the restatement:

                                       ---  April 30, 1997  ---      --- January 31, 1997 ---
                                          As Reported     Restated   As Reported    Restated
Sales, net of commissions                  $ 1,208,502  $ 1,392,578  $ 7,505,032  $ 7,270,228
Cost of sales                             $    956,514  $ 1,032,743  $ 5,020,538  $ 5,015,711
Gross profit                              $    251,988  $    359,835  $ 2,484,494  $ 2,254,517
Selling, general and
   administrative expenses                $    601,155  $    594,153  $ 2,367,040  $ 2,406,042
Net (loss) earnings                       $ (  388,096) $ (  273,247) $      15,198  $ (  253,781)
Net (loss) earnings per share          $        (  .41) $         (  .29) $            .02  $         (  .27)

Trade accounts receivable                $     188,694  $    143,758  $    318,846  $     274,910
Inventories                              $     860,225  $    784,700  $    618,248  $     623,075
Prepaid expenses and other
   current assets                         $     506,043   $   508,766   $    431,824  $    426,131
Customer deposits                          $  1,207,335   $ 1,210,803  $    987,268  $ 1,151,439
Accrued salaries and wages               $       13,592  $      13,592  $      36,426  $      43,428
Accrued expenses                            $     432,059  $     464,983  $    314,391  $    366,395
Accumulated deficit                         $(3,465,757) $(3,619,887) $(3,077,661) $(3,346,640)

(3)  EARNINGS (LOSS) PER SHARE

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

(4)  INCOME TAXES

The Company accrues income tax expense on an inter-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit was accrued in the three months ended April 30, 1997 and 1996.





						-  8  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)  NOTES PAYABLE

During fiscal years 1998 and 1997, the Company continued its Cant Financing Program, which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the current Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of April 30, 1997, a total of $510,000 has been loaned to the Company by various individuals, including directors and shareholders, and is due on June
30, 1997.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the three months ended April 30, 1997, cash was paid in the amounts of $54,983 for interest and $769 for income taxes. During the three months ended April 30, 1996, cash was paid in the amounts of $50,642 for interest and $349 for income taxes.



























						-  9  -
RESTATED  -  SEE "INTRODUCTORY NOTE"

ITEM 2
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 30, 1997, Restated, vs. April 30, 1996

Sales, net of commissions, amounted to $1,392,578 for the three months ended April 30, 1997 as compared to $864,504 in the same period in 1996, an increase of $528,074, or 61%. When compared with the previous year, there was a 42% increase in the number of home units shipped, and the average sales value per home unit shipped increased 8%. The increase in sales value per home unit shipped resulted from the shipment of homes that were both larger and more expensive per square foot than those shipped in the same period of the previous year.

Gross profits amounted to $359,835, or 26% of net sales for the three months ended April 30, 1997 as compared to $251,697, or 29% for the same period in 1996. The decrease in gross profit percentage was the result of both an increase in commissions and an increase in cost of materials contained in the home packages delivered. The increase in commissions was due to a larger number of sales made by independent dealer/distributors versus sales made by the Company's employee sales representatives. Independent dealer/distributors earn a higher commission rate than the Company's employee sales representatives. The increase in the cost of materials is due to purchasing of component materials in smaller quantities in the winter months which results in higher unit costs per component.

Total operating expenses of $594,153, or 43% of net sales, have decreased $38,506 from the previous year's amount of $632,659, or 73% of net sales. The decrease in total operating expenses amounted to 6% . This was due to the successful recruitment of a dealer for the Company's test market sales office, resulting in the elimination of the Company's expenses for that office, offset partially by an increase in national advertising.


LIQUIDITY AND CAPITAL RESOURCES

The Company was in a negative working capital position at both April 30, 1997 and April 30, 1996 of $1,682,073 and $1,776,994, respectively. For the three months ended April 30, 1997 working capital decreased $246,042 as compared to a decrease of $391,015 in the same period in 1996. As of the Company's fiscal year end at January 31, 1997 current liabilities exceeded current assets by $1,436,031. Working capital was primarily consumed during the three-month period ended April 30, 1997 by the net loss incurred for the period.



						- 10 -
RESTATED  -  SEE "INTRODUCTORY NOTE"

For the three months ended April 30, 1997 the Company's operations were a net provider of $103,687 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $86,230. Overall, the Company experienced a net increase in its cash position of $96,462 during the three months ended April 30, 1997 as compared with an increase in its cash position of $66,534 during the three months ended April 30, 1996.

As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 1997 of $273,247. As of April 30, 1997 current liabilities exceeded current assets by $1,682,073 and the Company had a net capital deficiency of $595,536. The Company has not been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the renewal of the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company, are expected to be sufficient for the remainder of the current year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to renew borrowings under the Cant Financing Program when the notes mature in June 1997, or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

OTHER MATTERS

In January 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share", which is effective for the Company in fiscal 1998. This Statement, which modifies computation, presentation and disclosure requirements for earnings per share, will not have a material impact on the Company's calculation of earnings per share.



















						- 11 -
RESTATED  -  SEE "INTRODUCTORY NOTE"



				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

		None

Item 2.   Changes in Securities

		None

Item 3.   Defaults of Senior Securities

		None

Item 4.   Submission of Matters to a Vote of Security Holders

		None

Item 5.   Other Information

		None

Item 6.   Exhibits and Reports on Form 8-K

a. Exhibit Index

      Exhibit 27, Financial Data Schedule

b. Reports on Form 8-K

On May 28, 1997, Form 8-K was filed, incorporated herein by reference, where the Company reported the replacement of the Chief Executive Officer with a new position, The Office of the Chief
Executive.










						- 12 -
RESTATED  -  SEE "INTRODUCTORY NOTE"



					SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /   John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President, Chief
						Executive Officer and Treasurer

						April 30, 1998

						/ s /   William J. Thyne
						William J. Thyne
						Chief Financial Officer, Principal Financial
						Officer and Secretary

						April 30, 1998





















						- 13 -