Form 10QSB
period 1997-07-31
LINCOLN LOGS LTD
filed 1998-05-01
CIK 717422

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				      Washington, D. C.   20549


					  FORM 10-QSB

		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
		         OR THE SECURITIES EXCHANGE ACT OF 1934


		      	   For the quarterly period ended July 31, 1997

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
Yes ____X____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class					Outstanding at July 31, 1997
	Common Stock,  $  .01 par value			    945,759




						-  1  -
			LINCOLN LOGS LTD. AND SUBSIDIARIES

					      INDEX


										Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

		Consolidated balance sheets as of July 31, 1997
		   and January 31, 1997 (restated)		                      			3  -  4

		Consolidated statements of operations
		   for the six months ended July 31, 1997
		   and July 31, 1996 (restated)		                              				5

		Consolidated statements of operations
		   for the three months ended July 31, 1997
		   and July 31, 1996 (restated)	                              					6

		Consolidated statements of cash flows
		   for the six months ended July 31, 1997
		   and July 31, 1996 (restated)                              						7

		Notes to consolidated financial statements	              			8  - 10

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
			OF FINANCIAL CONDITION AND RESULTS
			OF OPERATIONS	                                  					       11 - 13


PART  II.   OTHER INFORMATION					       		                        14


SIGNATURES									                                                 15











- 2  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS AS OF
		       JULY 31, 1997 AND RESTATED JANUARY 31, 1997

              					         ASSETS
										                                                       Restated
								                                         July 31,	     January 31,
								                                         1 9 9 7	        1 9 9 7
								                                        (Unaudited)	     (Audited)
                                                 ----------       -----------
CURRENT ASSETS:
     Cash and cash equivalents	               	     $	4,618	   $    359,107
     Trade accounts receivable, net of $9,000
	allowance for doubtful accounts		                  183,643	        274,910
     Notes receivable		          		                  18,500	         18,500
     Inventories (principally raw materials)	       814,617         623,075
     Prepaid expenses and other current assets	     453,532	        426,131
     Income taxes receivable and prepaid		              800	     	      ---
     Due from related party				                       1,779	          1,779
                                                ------------        --------
	TOTAL CURRENT ASSETS			                          1,887,489	       1,703,502

PROPERTY, PLANT AND EQUIPMENT:
     Land		                               					     784,800    	     784,800
     Buildings and improvements			                2,125,626    	   2,125,626
     Machinery and equipment				                    623,777	         623,777
     Furniture and fixtures			                    1,277,306	       1,252,156
     Transportation equipment				                   146,218	         146,218
                                                 -----------          ---------
								                                           4,957,727	       4,932,577
     Less:  accumulated depreciation		             3,218,499	       3,154,499
                                                  ----------         ---------
	TOTAL PROPERTY, PLANT AND
	     EQUIPMENT  -  net			                         1,739,228	       1,778,078

OTHER ASSETS:
     Due from related party			                        72,975	         74,425
     Assets held for resale					                      38,189	         38,189
     Cash surrender value of life insurance,
        net of loan of $80,000			                      9,321           9,321
     Deposits and other assets			                        988             988
     Intangible assets, net of amortization	          22,483	         27,345
                                                  -----------        ---------
	TOTAL OTHER ASSETS				                              143,956	         150,268
                                                   ----------         ---------
TOTAL ASSETS					                               $   3,770,673    	$ 3,631,848
                                                 ============       ============

See notes to consolidated financial statements.

						-  3  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS AS OF
		       JULY 31, 1997 AND RESTATED JANUARY 31, 1997

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                   										    Restated
								                                           July 31,	   January 31,
								                                           1 9 9 7	       1 9 9 7
								                                        (Unaudited)	     (Audited)
                                                  ---------     -----------
CURRENT LIABILITIES:
     Current installments of long-term debt:
Related parties					                           $     500,000	$	    ---
Others                                     							   218,084	        18,084
     Notes payable  (note 5):
	Related parties					                                335,000	      335,000
Others							                                        175,000	      175,000
     Trade accounts payable                        1,312,087       940,598
     Customer deposits					                        1,178,852	    1,151,439
     Accrued payroll, related taxes and
      withholdings		                                  15,834	        43,428
     Accrued income taxes		          	                   --             769
     Due to related parties				                      124,182	      108,820
     Accrued expenses					                           487,942	      366,395
                                                  ----------        ----------
	TOTAL CURRENT LIABILITIES	       	                4,346,981	   3,139,533

LONG-TERM DEBT, net of current installments:
     Convertible subordinated debentures:
       Related parties	                       					      ---       500,000
       Others							                                     ---       200,000
     Other							                                    15,248	        25,283
Other long-term liability				                        89,321	        89,321
                                                -----------     ----------
	TOTAL LIABILITIES					                           4,451,550	     3,954,137

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, $ .01 pare value;
	Authorized 1,000,000 shares; issued
	 and outstanding - 0 - shares		                    		  --- 	          ---
     Common stock, $ .01 par value; authorized
	 5,000,000 shares; issued 1,449,999 share	           14,500	        14,500
     Additional paid-in capital	      	            3,894,286      3,894,286
     Accumulated deficit				                      (3,705,228)    (3,346,640)
                                                 -----------      ----------
	                                          							   203,558	      562,146
     Less:  cost of 504,240 shares of common
	stock in treasury at July 31,1997
	and January 31, 1997				                         (  884,435)	  (   884,435)
                                                -----------    ------------
	TOTAL STOCKHOLDERS' DEFICIENCY		                (  680,877)	  (   322,289)
                                                 ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)			                    $   3,770,673	   $ 3,631,848
                                              =============    ============
See notes to consolidated financial statements.

-  4  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
		    MONTHS ENDED JULY 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

                              								      Six Months Ended
								                                        July 31,
								                                  1 9 9 7       1996 - Restated
SALES, net of commissions of $541,802
  and $584,900, respectively	 	        $   3,872,702	 $ 3,848,693

COST OF SALES						                        2,806,893	   2,567,287
                                           ---------     ---------
GROSS PROFIT	                         					1,065,809	   1,281,406

OPERATING EXPENSES:
 Selling, general and administrative     		1,335,654	    1,348,588
                                           -----------      ---------
(LOSS) FROM OPERATIONS		           		     (  269,845)	   (    67,182)

OTHER INCOME (EXPENSE):
     Interest income			             	         20,490	        21,500
     Interest expense				                 (  114,326)	   (  116,792)
     Other							                              5,093	        11,127
                                            ---------        ---------
   Total other income (expense) - net	   (    88,743)	   (    84,165)
		                                        ------------      --------------
(LOSS) BEFORE INCOME TAXES			              (  358,588)	   (  151,347)

INCOME TAXES				                                  --	         		---
                                            -------------   ---------------
NET (LOSS)						                          $ (  358,588)	   $  ( 151,347)
                                             =============    ================

PER SHARE DATA  (note 3):
     Primary (loss) per common shar    $           (  .38)	$         (  .16)
                                        ==================     ===============





See notes to consolidated financial statements.


						-  5  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
		  THREE MONTHS ENDED JULY 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

                                        								    Three Months Ended
								                                                July 31,
								                                          1 9 9 7       1996 - Restated
SALES, net of commissions of $332,882
     and $415,058, respectively           			   $   2,480,124	  $ 2,984,189

COST OF SALES						                                  1,774,150	   1,954,480
                                                      ----------      ---------
GROSS PROFIT                           						         705,974	   1,029,709

OPERATING EXPENSES:
     Selling, general and administrative        			   741,501	       715,929
                                                      -----------     ----------
(LOSS) INCOME FROM OPERATIONS			                   (    35,527)	      313,780

OTHER INCOME (EXPENSE):
     Interest income		                         				      7,000	       14,007
     Interest expense						                        (    59,343)  (    69,826)
     Other							                                        2,529	        2,695
                                                      ------------    ----------
       Total other income (expense) - net		      (      49,814)  (    53,124)
		                                                  ------------    ---------
(LOSS) INCOME BEFORE INCOME TAXES	                 (    85,341)	      260,656

INCOME TAXES			                               			            ---	       		--
                                                     -------------    ----------
NET (LOSS) INCOME				                            $   (    85,341)	$    260,656
                                                       =========     ===========

PER SHARE DATA  (note 3):
     Primary (loss) earnings per common share $         (  .09)	$         .28
                                                      =========      ==========
     Fully diluted (loss) earnings per common
       and common equivalent share	          		       $ (  .09)	$         .06
                                                      ==========    ============







See notes to consolidated financial statements.


						-  6  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
		    MONTHS ENDED JULY 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

	                                      							      Six Months Ended
  								                                            July 31,
								                                          1 9 9 7       1996 - Restated
OPERATING ACTIVITIES:
     Net income					                         $   (  358,588)	$ (  151,347)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
	Depreciation and amortization	               		     68,862	        75,002
Changes in operating assets and liabilities:
   Trade accounts receivable				                     91,267	   (  283,352)
   Inventories						                             (  191,542)	        83,715
   Prepaid expenses and other current assets    (    27,401)	   (    49,983)
   Trade accounts payable				                       371,489	        243,255
   Customer deposits					                            27,413	        141,521
   Accrued expenses and other current liabilities    93,953         100,648
   Due to related parties				                        15,362		       ---
   Accrued and prepaid income taxes			               (1,569)         (1,606)
                                                 ----------          -------
        Net cash provided by operating activities	   89,246	      157,853

INVESTING ACTIVITIES:
     Additions to property, plant and equipment	(   25,150)	   (    25,078)
     Increase in deposits and other assets             ---   (         299)
     Decrease in due from related parties    	       1,450            633
                                              ------------    --------------
     Net cash (used) by investing activities		(    23,700)     (    24,744)
                                                 -----------    --------------
FINANCING ACTIVITIES:
     Proceeds from notes payable, net	              ---		           70,000
     Reduction of other credit - redeemable
      common stock	                                ---		        (    94,305)
     Reductions in long-term debt			           (    10,035)       (  130,328)
                                                ------------        ----------
        Net cash (used) by financing activities	(    10,035)	   (  154,633)
		                                             ------------      --------------
Net increase (decrease) in cash and cash
  equivalents	                                   55,511	        (    21,524)

Cash and cash equivalents at beginning of period    359,107	            373,636
                                                  ---------       --------------
Cash and cash equivalents at end of period   $      414,618	       $    352,112
                                               ============        =============




See notes to consolidated financial statements.

						-  7  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     	  JULY 31, 1997 AND 1996

(1)  BASIS OF PRESENTATION

The financial statements as of and for the year ended January 31, 1997 ("the fiscal 1997 financial statements") and the interim financial information as of and for the three-month and six-month periods ended July 31, 1996 ("the fiscal 1997 second quarter financial information") have been restated to reflect the correction of errors that have been detected in the fiscal 1997 financial statements included in the 1997 Annual Report on Form 10-KSB and the fiscal 1997 second quarter financial information included in the July 31, 1996
Form 10-QSB filed with the Securities and Exchange Commission. The effect of the correction of these errors on information previously reported on the fiscal 1997 Form 10-KSB can be obtained from the Amended Annual Report on Form 10-KSB-A filed by the Company.

The results of operations for the six-month periods ended July 31, 1997 and 1996 are not indicative of the results to be expected for the full year due to the seasonal nature of the business.

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

(2)  RESTATEMENT OF PRIOR PERIOD RESULTS

	The Company has restated previously issued financial results for the year ended January 31, 1997 and the three-month and six-month periods ended July 31, 1996. The restated financial results reflect the correction of errors in the Company's accounting procedures related to sales cut-off, commission expense, recording of certain accruals and inventory reconciliation. The following summarizes the impact of the restatement on the financial information included herein:

                                                       Six Months Ended           Three Months Ended
                                                   ----  July 31, 1996  ----      ----  July 31, 1996  ----
                                                    As Reported     Restated   As Reported    Restated
Cost of sales                                       $ 2,432,555  $ 2,567,287  $ 1,819,748  $ 1,954,480
Gross profit                                        $ 1,416,138  $ 1,281,406  $ 1,164,441  $ 1,029,709
Selling, general and
   administrative expenses                          $ 1,300,588  $ 1,348,588  $    667,929  $    715,929
Net (loss) earnings                               $      31,385  $ ( 151,347) $    443,388  $    260,656
Primary (loss)earnings per share                       $    .03     $   (.16)     $    .47  $       .28
Fully diluted (loss) earnings per share                $    .02    $   (  .16)     $   .10   $      .06

                                                                                               January 31, 1997
                                                                                    As Reported       Restated
Trade accounts receivable                                                         $    318,846       $   274,910
Inventories                                                                       $    618,248    $   623,075
Prepaid expenses and other
   current assets                                                                      $    431,824    $   426,131
Customer deposits                                                                      $    987,268    $ 1,151,439
Accrued salaries and wages                                                        $      36,426    $      43,428
Accrued expenses                                                                       $    314,391    $    366,395
Accumulated deficit                                                                    $(3,077,661)  $(3,346,640)

(3)  EARNINGS (LOSS) PER SHARE

Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the six-month periods and three-month periods ended July 31, 1997 and 1996.

Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The fully diluted weighted average number of common and common equivalent shares was 945,759 and 4,445,759 for the three-month periods ended July 31, 1997 and July 31, 1996, respectively.

(4)  INCOME TAXES

The Company accrues income tax expense on an inter-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. Neither an income tax benefit nor expense was accrued in the six months ended July 31, 1997 and 1996.





						-  9  -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)  NOTES PAYABLE

During fiscal years 1998 and 1997, the Company continued its Cant Financing Program, which was initiated in 1994 to raise capital for the purchase of pine and cedarcants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the current Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of July 31, 1997, a total of $510,000 has been loaned to the Company by various individuals, including directors and shareholders, and is due on June 30, 1998.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended July 31, 1997, cash was paid in the amounts of $114,326 for interest and $1,569 for income taxes. During the six months ended July 31, 1996, cash was paid in the amounts of $119,475 for interest and $1,606 for income taxes.

	Non-cash investing and financing activity:
	     During the six-month period ended July 31, 1996 the following transactions
 	     took place:
		- The Company entered into a capital lease for a piece of office equipment
		   having a total cost of $5,282.























						- 10 -
ITEM 2
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended July 31, 1997 vs. July 31, 1996, restated:

The Company's revenues, net of sales commissions, for the six months ended July 31, 1997 were $3,872,702 as compared to $3,848,693 in the same six month period in 1996, an increase of $24,009, or 1%. There was a 6% decrease in the number of log home package units shipped during the current six month period as compared to the previous year while the average sales value per home package unit shipped was 2% higher than the previous year. The increase in sales value per log home unit shipped resulted from price increases put into effect in the prior fiscal year. For the six-month period ended July 31, 1997 the size of the log home units shipped was approximately the same as those shipped in the previous year. Additionally, there was a 78% increase in the number of solarium units shipped as compared to the previous year. This increase is primarily due to a broader base of distribution of this product line in the Company's dealer/distributor network. Solarium revenues represent approximately 5% of the Company's total net revenues in the current fiscal period as compared with the previous fiscal period when revenues from solarium sales represented approximately 2% of total net revenues.

Gross profits amounted to $1,065,809, or 28% of net sales for the six months ended July 31, 1997 as compared to $1,281,406, or 33% for the same period in 1996. The decrease in gross profits is due to an increase in the amount of discounts allowed, an increase in the cost of certain raw materials and increased overhead. In certain instances the Company relied on increased discounts to be price competitive. The increase in overhead costs was due principally to the reallocation of certain personnel costs that are more closely associated with the manufacturing and engineering process. The increase in raw material costs was affected principally by a rise in the cost of cants, both pine and cedar, by 10% and 25%, respectively.

Total operating expenses of $1,335,654, or 34% of net sales, have decreased $12,934 from the previous year's amount of $1,348,588, or 35% of net sales. The decrease in total operating expenses amounted to less than 1% and is partially attributable to the reallocation of certain overhead costs as discussed in the preceding paragraph. There was no significant change in any other expense category from one year to another.

Three months ended July 31, 1997 vs. July 31, 1996, restated:

	Sales, net of commissions, amounted to $2,480,124 for the three months ended
July 31, 1997 as compared to $2,984,189 in the same period in 1996, a decrease of $504,065, or 17%.  When compared with the previous year, there was a 20%
decrease in the number of log home package units shipped while there was a 44%
increase in the number of solarium units shipped.  The decrease in home package units shipped was principally due to restrictive credit policies of lending institutions during 1997 and, to a lesser extent, the difficulty of obtaining contractors to build customers' homes.  The delays caused by the difficulty in obtaining appraisals, securing financing and submitting
required documentation to lenders resulted in many shipments being postponed to later dates in the current fiscal year and into the next fiscal year.  While small in actual numbers the increase in solarium units shipped is due to a broader base of distribution of the product line in the Company's dealer/distributor network.

Gross profits were $705,974, or 29% of net sales, for the three months ended July 31, 1997 as compared to $1,029,709, or 34%, for the same period in 1996. The decrease in gross profits is related to an increased reliance on discounting, an increase in material costs and an increase in overhead costs. Overhead costs increased due principally to a reallocation of certain personnel costs that are more closely associated with the manufacturing and engineering process. The raw material costs increase is mostly due to a 10% increase in the cost of pine cants and a 25% increase in the cost of cedar cants.

Total operating expenses of $724,247, or 29% of net sales, have increased $8,318, from the previous year's amount of $715,929, or 24% of net sales. The increase in total operating expenses represented a 1% increase over the previous year. There were no significant changes in any expense category from one year to the next.


LIQUIDITY AND CAPITAL RESOURCES

The Company was in a negative working capital position at both July 31, 1997 and July 31, 1996 of $2,459,492 and $1,496,102, respectively. For the three months ended July 31, 1997 working capital decreased $777,419 as compared to an increase of $280,892 in the same period in 1996. As of the Company's fiscal year end at January 31, 1997 current liabilities exceeded current assets by $1,436,031. The decrease in working capital at July
31, 1997 is principally the result of reclassifying $700,000 of long-term debt that will become due on July 1, 1998. Without considering this reclassification working capital decreased by $77,419. During the six-month period ended
July 31, 1997 cash provided by operations was used to purchase equipment and to retire certain long-term debt. In the comparable period of the previous year cash provided by operations was used to reduce long-term debt, including obligations related to the retirement of the Company's founder, and the purchase of equipment.

For the six months ended July 31, 1997 the Company's operations were a net provider of cash in the amount of $89,246, while in the comparable period of the previous year it was a net provider of cash in the amount of $157,853. Overall, the Company experienced a net increase in its cash position of $55,511 during the six months ended July 31, 1997 as compared with a decrease in its cash position of $21,524 during the six months ended
July 31, 1996. During the six months ended July 31, 1997 and 1996 cash provided by operations and, in 1996, proceeds from notes payable, was consumed by the repayment of long-term debt obligations, including in 1996 obligations related to the retirement of the Company's Founder, and additions to property, plant and equipment. As shown in the consolidated financial statements, the Company incurred a net loss during the six months ended July 31, 1997 of $358,588. As of July 31, 1997 current liabilities exceeded current assets by $2,459,492 and the Company had a net capital deficiency of $680,877. The Company has not been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the renewal of the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company are expected to be sufficient for the remainder of the current year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to renew borrowings under the Cant Financing Program when the notes matured in June 1997 (and remain outstanding), or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

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

		None

Item 5.   Other Information

		None

Item 6.   Exhibits and Reports on Form 8-K

a. Exhibit Index

      Exhibit 27, Financial Data Schedule

b. Reports on Form 8-K

On July 11, 1997, Form 8-K was filed, incorporated herein by reference, where the Company announced the resignation of Richard
C. Farr from his positions with the Company as Member of the Office of the Chief Executive, Chairman of the Board of Directors, President and Treasurer.

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