Form 10QSB
period 1997-10-31
LINCOLN LOGS LTD
filed 1998-05-01
CIK 717422

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				      Washington, D. C.   20549


					FORM 10-QSB

		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
		         OR THE SECURITIES EXCHANGE ACT OF 1934


			For the quarterly period ended October 31, 1997

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
Yes ____X____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

		Class					Outstanding at October 31, 1997
	Common Stock,  $  .01 par value			    945,759




						-  1  -
			LINCOLN LOGS LTD. AND SUBSIDIARIES

					      INDEX


										Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

		Consolidated balance sheets as of October 31, 1997
		   and January 31, 1997 (restated)			            		3  -  4

		Consolidated statements of operations
		   for the nine months ended October 31, 1997
		   and October 31, 1996 (restated)				                 	5

		Consolidated statements of operations
		   for the three months ended October 31, 1997
		   and October 31, 1996 (restated)					                 6

		Consolidated statements of cash flows
		   for the nine months ended October 31, 1997
		   and October 31, 1996 (restated)				                 	7

		Notes to consolidated financial statements				    8  - 10

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
			OF FINANCIAL CONDITION AND RESULTS
			OF OPERATIONS						                               11 - 13


PART  II.   OTHER INFORMATION						                      14


SIGNATURES									                                     15











- 2  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS AS OF
		  OCTOBER 31, 1997 AND RESTATED JANUARY 31, 1997

	                				   ASSETS
										                                              Restated
                               								October 31,	    January 31,
                              								    1 9 9 7	       1 9 9 7
                               								(Unaudited)	     (Audited)

CURRENT ASSETS:
   Cash and cash equivalents				       	   330,971	$    359,107
   Trade accounts receivable, net of$9,000
    	allowance for doubtful accounts			     40,334	      274,910
    Notes receivable		             				     18,500	        18,500
    Inventories (principally raw materials) 759,516       623,075
     Prepaid expenses and other current
      assets			                             347,591	      426,131
     Income taxes receivable and prepaid        800          	---
     Due from related party					              1,779	          1,779
                                           --------      ----------
	TOTAL CURRENT ASSETS			                  1,499,491	   1,703,502

PROPERTY, PLANT AND EQUIPMENT:
     Land	                         						   784,800	      784,800
     Buildings and improvements				        2,125,626	   2,125,626
     Machinery and equipment					            623,777	      623,777
     Furniture and fixtures					           1,312,703	   1,252,156
     Transportation equipment					           146,218	      146,218
                                          ----------    ----------
                                   								4,993,124	   4,932,577
     Less:  accumulated depreciation      (3,250,499) ( 3,154,499)
                                          ----------   -----------
	TOTAL PROPERTY, PLANT AND
	     EQUIPMENT  -  net			                	1,742,625	   1,778,078

OTHER ASSETS:
     Due from related party	       				     72,565	        74,425
     Assets held for resale					            38,189	        38,189
     Cash surrender value of life insurance,
        net of loan of $80,000					          9,321	          9,321
     Deposits and other assets					            988	            988
     Intangible assets, net of amortization  20,051          27,345
                                            -------        ---------
	TOTAL OTHER ASSETS	                   			   141,114	      150,268
                                           --------       ---------
TOTAL ASSETS	               				       $   3,383,230	   $ 3,631,848
                                          ==========      =========


See notes to consolidated financial statements.

						-  3  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
			CONSOLIDATED BALANCE SHEETS AS OF
		  OCTOBER 31, 1997 AND RESTATED JANUARY 31, 1997

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            										    Restated
                                 								October 31,	   January 31,
                               								    1 9 9 7	       1 9 9 7
                                  								(Unaudited)	     (Audited)
CURRENT LIABILITIES:
     Current installments of long-term debt:
Related parties					                    $      500,000	$      18,084
Others							                                  219,208	           ---
     Notes payable  (note 5):
	Related parties						                         315,000	      335,000
 Others	                              						   213,127       175,000
     Trade accounts payable					             1,358,453	      940,598
     Customer deposits						                 1,021,661	   1,151,439
     Accrued payroll, related taxes and
      withholdings		                            13,289	        43,428
     Accrued income taxes					                     ---		          769
     Due to related parties					               120,484	      108,820
     Accrued expenses						                    335,666	      366,395
                                              --------      ---------
	TOTAL CURRENT LIABILITIES			                4,096,888	   3,139,533

LONG-TERM DEBT, net of current installments:
     Convertible subordinated debentures:
            Related parties		         				        --- 	      500,000
            Others			                 				        --- 	      200,000
     Other							                               9,961	        25,283
Other long-term liability					                  89,321	        89,321
                                             ----------     ----------
	TOTAL LIABILITIES			                       	4,196,170	   3,954,137

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, $ .01 par value; authorized
	 1,000,000 shares; issued - 0 - shares			        --- 	          ---
     Common stock, $ .01 par value; authorized
	 10,000,000 shares at October 31, 1997 and
	 5,000,000 shares at January 31, 1997;
	 issued 1,449,999 shares	              			     14,500	        14,500
     Additional paid-in capital			           		3,894,286	   3,894,286
     Accumulated deficit				                 (3,837,291)	  (3,346,640)
                                            ------------    ----------
                                    								     71,495	      562,146
     Less:  cost of 504,240 shares of common
	stock in treasury at October 31,1997
	 and January 31, 1997					                   (  884,435)	  (   884,435)
                                            -------------  -------------
	TOTAL STOCKHOLDERS' DEFICIENCY		             (  812,940)	  (   322,289)
                                            -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIENCY)				                $   3,383,230	   $ 3,631,848
                                             ============   ============

See notes to consolidated financial statements.

-  4  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
		MONTHS ENDED OCTOBER 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

                                        								      Nine Months Ended
                                    								             October 31,
                                        								   1 9 9 7       1996 - Restated
SALES, net of commissions of $946,388
     and $858,497, respectively			                $   5,924,706 $ 6,140,243

COST OF SALES	                                   					4,319,146	   4,229,912
                                                   -------------  ----------
GROSS PROFIT	                                    					1,605,560	   1,910,331

OPERATING EXPENSES:
     Selling, general and administrative			           1,975,673	    1,921,486
                                                     ----------    ----------
(LOSS) FROM OPERATIONS	                           			(  370,113)	   (    11,155)

OTHER INCOME (EXPENSE):
     Interest income		                          				     29,931	        34,060
     Interest expense						                          (  166,954)	   (  173,983)
     Other							                                        16,485	        20,590
                                                     ----------      ----------
        Total other income (expense) - net		       	(  120,538)	   (  119,333)
		                                                  -----------      --------
(LOSS) BEFORE INCOME TAXES			                       (  490,651)	   (  130,488)

INCOME TAXES						                                          ---			     ---
                                                       -----------   ----------
NET (LOSS)		                            				       $   (  490,651)	$  ( 130,488)
                                                    ============    ===========

PER SHARE DATA  (note 3):
     Primary (loss) per common share			       $           (  .52)	$     (  .14)




See notes to consolidated financial statements.


- 5  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
		MONTHS ENDED OCTOBER 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

                                								    Three Months Ended
								                                        October 31,
								                                 1 9 9 7        1996 - Restated
SALES, net of commissions of $404,586
     and $273,597, respectively			       $   2,052,004	$ 2,291,550

COST OF SALES		                         				1,512,253	   1,662,625
                                        -------------    ---------
GROSS PROFIT		                         				   539,751	      628,925

OPERATING EXPENSES:
     Selling, general and administrative			   640,019	       572,898
                                         ------------     -----------
(LOSS) INCOME FROM OPERATIONS			          (  100,268)	        56,027

OTHER INCOME (EXPENSE):
     Interest income	              					       9,441	        12,560
     Interest expense						             (    52,628)	   (    57,191)
     Other							                            11,392	          9,463
                                         ------------      -----------
    Total other income (expense) - net			(    31,795)    (    35,168)
		                                       -------------     ------------
(LOSS) INCOME BEFORE INCOME TAXES	            (  132,063)	        20,859

INCOME TAXES		                     				        ---	           		---
                                        ----------------    --------------
NET (LOSS) INCOME				                    $   (  132,063)	$      20,859
                                         ===============    =============

PER SHARE DATA  (note 3):
     Primary earnings per common share      $     (   .14) 	$            .02
     Fully diluted earnings per common
        and common equivalent share			       $   (   .14) 	$            .01








See notes to consolidated financial statements.


						-  6  -
			    LINCOLN LOGS LTD. AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
		MONTHS ENDED OCTOBER 31, 1997 AND RESTATED 1996
					   (UNAUDITED)

	                               							      Nine Months Ended
 								                                       October 31,
								                                  1 9 9 7        1996 - Restated
OPERATING ACTIVITIES:
     Net income	(loss     )					       $   (  490,651)	$ (  130,488)
     Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
	Depreciation and amortization          			   103,295	      112,509
Changes in operating assets and liabilities:
   Trade accounts receivable				              234,575	   (  287,586)
   Inventories						                       (  136,441)        7,649
   Prepaid expenses and other current assets	  78,540    (  120,627)
   Trade accounts payable				                 545,982	      238,199
   Customer deposits					                  (  129,778)	      137,223
   Accrued expenses and other current
    liabilities	                          (    60,868)	        37,144
   Due to related parties				                  11,664		           ---
   Accrued and prepaid income taxes			   (      1,569)	   (      921)
                                          ------------    --------------
Net cash provided (used) by
  operating activities	                       154,749	   (      6,898)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment		(   60,547)	   (    26,234)
     Increase in deposits and other assets			        --- 	   (         299)
     Decrease in due from related parties			         1,860	          1,020
                                                    --------     -----------
        Net cash (used) by investing activities			(    58,687)	   (    25,513)
                                                  ------------    -----------
FINANCING ACTIVITIES:
     Current installments of long-term debt			           1,124		        ---
     Proceeds from notes payable, net				                 ---		        70,000
     Repayments of notes payable				                 (  110,000)	       	---
     Reduction of other credit - redeemable
      common stock	                                       ---		   (    94,305)
     Reductions in long-term debt				               (    15,322)	   (  134,736)
                                               ----------------     -----------
        Net cash (used) by financing activities			(  124,198)	   (  159,041)
		                                              --------------     -----------
Net (decrease) in cash and cash equivalents		      (    28,136)	   (  191,452)

Cash and cash equivalents at beginning of period		   359,107	      373,636
                                                   -----------      -----------
Cash and cash equivalents at end of period		       $      330,971	$    182,184
                                                  ===============   ==========


See notes to consolidated financial statements.

						-  7  -
			 LINCOLN LOGS LTD. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     	OCTOBER 31, 1997 AND 1996

(1)  BASIS OF PRESENTATION

The financial statements as of and for the year ended January 31, 1997 ("the fiscal 1997 financial statements") and the interim financial information as of and for the three-month and nine-month periods ended October 31, 1996 ("the fiscal 1997 third quarter financial information") have been restated to reflect the correction of errors that have been detected in the fiscal 1997 financial statements included in the 1997 Annual Report on Form 10-KSB and the fiscal 1997 third quarter financial information included in the October 31, 1996
Form 10-QSB filed with the Securities and Exchange Commission. The effect of the correction of these errors on information previously reported on the fiscal 1997 Form 10-KSB can be obtained from the Amended Annual Report on Form 10-KSB-A filed by the Company.

The results of operations for the nine-month periods ended October 31, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

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

(2)  RESTATEMENT OF PRIOR PERIOD RESULTS

	The Company has restated previously issued financial results for the year ended January 31, 1997 and the three-month and nine-month periods ended
October 31, 1996. The restated financial results reflect the correction of errors in the Company's accounting procedures related to sales cut-off, commission expense, recording of certain accruals and inventory reconciliation. The following summarizes the impact of the restatement on the financial information included herein:

                                                              Nine Months Ended           Three Months Ended
                                                            --- October 31, 1996 ---    --- October 31, 1996 ---
                                                           As Reported     Restated   As Reported    Restated
Sales, net of commissions                                  $ 6,240,429  $ 6,140,243  $ 2,391,736  $ 2,291,550
Cost of sales                                              $ 4,006,978  $ 4,229,912  $ 1,574,423  $ 1,662,625
Gross profit                                               $ 2,233,451  $ 1,910,331  $    817,313  $    628,925
Selling, general and
   administrative expenses                                 $ 1,832,165  $ 1,921,486  $    531,577  $   572,898
Net (loss) earnings                                       $    281,953  $ ( 130,488) $    250,568  $      20,859
Primary (loss) earnings per share                            $     .30       $   (  .14)       $      .26        $      .02
Fully diluted (loss) earnings per share                       $    .08       $   (  .14)       $      .06        $      .01

                                                                                                     ---  January 31, 1997  ---
                                                                                                     As Reported     Restated
Trade accounts receivable                                                          $    318,846    $   274,910
Inventories                                                                                  $    618,248    $   623,075
Prepaid expenses and other
   current assets                                                                           $    431,824    $   426,131
Customer deposits                                                                      $    987,268    $ 1,151,439
Accrued salaries and wages                                                        $      36,426    $     43,428
Accrued expenses                                                                       $    314,391    $    366,395
Accumulated deficit                                                                   $(3,077,661)  $(3,346,640)

(3)  EARNINGS (LOSS) PER SHARE

Primary earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute primary earnings per share was 945,759 for each of the three-month and nine-month periods ended October 31, 1997 and 1996.

Fully diluted earnings per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during the respective periods, assuming the convertible subordinated debentures were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. The fully diluted weighted average number of common and common equivalent shares was 4,445,759 for the three-month period ended October 31, 1996.

(4)  INCOME TAXES

The Company accrues income tax expense on an inter-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit nor expense was accrued in the nine months ended October 31, 1997 and 1996.





						-  9  -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)  NOTES PAYABLE

During fiscal years 1998 and 1997, the Company continued its Cant Financing Program, which was initiated in 1994 to raise capital for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. Notes issued in the current Cant Financing Program are for a fixed term and amount and bear interest at an annual rate of 18% payable monthly. As of October 31, 1997, a total of $510,000 has been loaned to the Company by various individuals, including directors and shareholders, and is due on June 30, 1998.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended October 31, 1997, cash was paid in the amounts of $166,954 for interest and $1,236 for income taxes. During the nine months ended October 31, 1996, cash was paid in the amounts of $177,370 for interest and $921 for income taxes.

	Non-cash investing and financing activity:
During the nine month period ended October 31, 1997 the following transactions took place:
- The Company converted amounts due as Trade Accounts Payable into a Note Payable in the amount of $128,127.

During the nine-month period ended October 31, 1996 the following transaction took place:
- The Company entered into a capital lease for a piece of office equipment having a total cost of $5,282.

















						- 10 -
ITEM 2
		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended October 31, 1997 vs. October 31, 1996, restated:

The Company's revenues, net of sales commissions, for the nine months ended October 31, 1997 were $5,924,706 as compared to $6,140,243 in the same nine-month period in 1996, a decrease of $215,537, or 4%. There was an 11% decrease in the number of log home package units shipped during the current nine-month period as compared to the previous year while the average sales value per home package unit shipped was 6% higher than the previous year.
The increase in sales value per log home unit shipped resulted from a combination of price increases put into effect in the prior fiscal year and the shipment of larger log home packages. Additionally, there was a 77% increase in the number of solarium units shipped as compared to the previous year. This increase is primarily due to a broader base of distribution of this product line in the Company's dealer/distributor network. Solarium revenues represent approximately 5% of the Company's total net revenues in the current fiscal period as compared with the previous fiscal period when revenues from solarium sales represented approximately 2% of total net revenues.

Gross profits amounted to $1,605,560, or 27% of net sales for the nine months ended October 31, 1997 as compared to $1,910,331, or 31% for the same period in 1996. The decrease in gross profits is due to an increase in the cost of certain raw materials and increased overhead. The increase in overhead costs was due principally to the reallocation of certain personnel costs that are more closely associated with the manufacturing and engineering process. The increase in raw material costs was affected principally by a rise in the cost of cants, both pine and cedar, by 10% and 25%, respectively.

Total operating expenses of $1,975,673, or 33% of net sales, have increased $54,187 from the previous year's amount of $1,921,486, or 31% of net sales. The increase in total operating expenses amounted to 3% and is partially attributable to incurring project development costs related to a sales project which did not come to fruition that was offset by the reallocation of certain overhead costs as discussed in the preceding paragraph.

Three months ended October 31, 1997 vs. October 31, 1996, restated:

	Sales, net of commissions, amounted to $2,052,004 for the three months ended
October 31, 1997 as compared to $2,291,550 in the same period in 1996, a decrease of $239,546, or 10%.  When compared with the previous year, there was a 20% decrease in the number of log home package units shipped while the average value per log home package shipped increased 14%.  There was a 75%
increase in the number of solarium units shipped. The decrease in home package units shipped was principally due to restrictive credit policies of lending institutions during 1997 and, to a lesser extent, the difficulty of obtaining contractors to build customers' homes.  The delays caused by the difficulty in obtaining appraisals, securing financing and submitting required documentation to lenders resulted in many shipments being postponed to later dates in the current fiscal year and into the next fiscal year.  The increase in the average value per unit shipped reflects both price increases and larger units being shipped in the current period.  While small in actual numbers the increase in solarium units shipped is due to a broader base of distribution of the product line in the Company's dealer/distributor network.

Gross profits were $539,751, or 26% of net sales, for the three months ended October 31, 1997 as compared to $628,925, or 27% of net sales, for the same period in 1996. The decrease in gross profits is due to increases in raw material and overhead costs whose effect on gross profits has not been totally offset by sales price increases realized in the third fiscal quarter.

Total operating expenses of $640,019, or 32% of net sales, have increased $67,121, from the previous year's amount of $572,898, or 25% of net sales. The increase in total operating expenses represents a 12% increase over the previous year. The increase in expense is partially attributable to incurring project development costs related to a sales project which did not come to fruition.



LIQUIDITY AND CAPITAL RESOURCES

The Company was in a negative working capital position at both October 31, 1997 and October 31, 1996 of $2,597,397 and $1,444,393, respectively. For the nine-month period ended October 31, 1997 working capital decreased $1,161,366 as compared to a decrease of $58,414 in the same period in 1996. As of the Company's fiscal year end at January 31, 1997 current liabilities exceeded current assets by $1,436,031. For the nine months ended October 31, 1997 the Company's operations were a net provider of $154,749 of cash, while in the comparable period of the previous year it was a net user of cash in the amount of $6,898. Overall, the Company experienced a net decrease in its cash position of $28,136 at October 31, 1997 as compared with a decrease in its cash position of $191,452 at October 31, 1996. During the nine months ended
October 31, 1997 and 1996 cash was primarily consumed by purchases of equipment and the repayment of long-term debt obligations, including, in 1996, obligations related to the retirement of the Company's founder.

As of October 31, 1997 current liabilities exceeded current assets by $2,597,397 and the Company had a net capital deficiency of $812,940. The Company has not been successful in securing working capital through commercial lenders or governmental agency sources. Funds generated by operations and the renewal of the Cant Financing Program, together with the assistance of major vendors who have provided extended payment terms to the Company are expected to be sufficient for the remainder of the current year. There is, however, no assurance that the Company will be able to generate adequate financing from these sources. A reduction in the Company's sales activity, the inability to renew borrowings under the Cant Financing Program when the notes matured in June 1997 (and remain outstanding), or a reduction in vendor assistance may further reduce its liquidity and, eventually, force the Company to cease operations.

OTHER MATTERS

In January 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share", which is effective for the Company in fiscal 1998. This Statement, which modifies computation, presentation and disclosure requirements for earnings per share, will not have a material impact on the Company's calculation of earnings per share.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

		On February 9, 1998, the Company was served with a Summons and Complaint against it and three current members and one former member of its Board of Directors by a shareholders group which alleges mismanagement, breach of fiduciary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a countersuit. The Company does not believe that it has any liability with respect to the allegations and intends to defend itself vigorously. In the opinion of the Company's counsel, the Company has good defenses and believes the Complaint lacks merit.

Item 2.   Changes in Securities

		None

Item 3.   Defaults of Senior Securities

		None

Item 4.   Submission of Matters to a Vote of Security Holders

		At the Annual Meeting of Shareholders held on October 6, 1997, three proposals were presented and approved by the shareholders.  They were the approval of the independent accounting firm of KPMG Peat Marwick LLP to continue as auditors for the Company, the approval of an Amendment to the
Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 10,000,000 shares from 5,000,000 shares, and the approval of an Amendment to and Re-Adoption of the Company's
Stock Option Plan.  The proposal of Election of Directors was postponed.

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