Form 10KSB
period 1998-01-31
LINCOLN LOGS LTD
filed 1999-05-28
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998
Commission File Number   000-12172
                             LINCOLN LOGS LTD.
              (Name of small business issuer in its charter)

         New York                                      14-1589242
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

                          Share Purchase Rights
                             (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days. YES [ ]   NO [X]

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for the fiscal year ended January 31, 1998 were $7,810,614.

    The aggregate market value of commom stock held by non-affiliates of the registrant as of May 17, 1999 was approximately $344,600. The number of shares of Common Stock of the registrant outstanding on May 17, 1999 was 5,542,059.

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

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panel homes were previously manufactured and marketed
(the manufacture and marketing operations of the Company's panel homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); and Lincoln Logs International Ltd., a New York corporation which was created to act as a domestic international sales corporation, but is inactive. In addition, the Company has a controlling interest in Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln" pursuant to the settlement of a proceeding instituted by the Trustee in the Chapter 7 Bankruptcy Proceeding of Lincoln Pre-Cut Log Homes, Inc., a Washington corporation. The Company, previously a fifty percent (50%) shareholder, acquired a controlling interest in Lincoln Holding Corp. after the owner of the other fifty percent (50%) interest in Lincoln Holding Corp. defaulted under the terms of an agreement with the Trustee and the Company. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.


PRODUCTS

The Company's products include 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $18,300 to $104,400. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company also has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, allows for the construction of a non-log, standard stick-built type home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 8% of total sales in fiscal year 1998.

The Company has introduced a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and standard stick-built homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 2% of total sales in fiscal year 1998.

The Company markets its products in the United States through a network of approximately 60 independent sales representatives in approximately 25 states, and three independent representatives in foreign countries. Fifty percent (50%) of the purchase price of the building package is usually received prior to the Company manufacturing any of the solid timber components. The complete log home shell package is shipped via truck trailers and delivered to a customer upon payment of the balance of the purchase price. International sales are against letters of credit, or receipt of full payment prior to shipment.

Each of the Company's independent sales representative has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 7.5% to 17.5% of the purchase price for the log home shell package. A majority of the Company's sales representatives have purchased and erected one of the
Company's log homes for use as a sales model.   The Company maintains a
cooperative advertising program for sales representatives pursuant to which the Company shares up to fifty percent (50%) of the cost of advertising undertaken by qualified sales representatives to a maximum of 2.5% of their respective sales volume.

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

COMPETITION

The Company believes that there are approximately 400 firms engaged in the sale of log home materials, of which approximately 125 firms sell log home packages or kits and are in direct competition with the Company.

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, Beaver Mountain Log Homes, Precision Craft, Lok-N-Logs,
Kuhns Bros. and Asperline Log Homes. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 1998, the Company employed 43 persons, 42 of whom are full time employees.

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

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 1998 or 1997.

GOVERNMENT REGULATIONS

Compliance with federal, state and local regulations that have been enacted or adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had in the past, and the Company believes will not have in the future, a material effect upon the capital expenditures, earnings or competitive position of the Company.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:
     (a)  New York

     (1)  An approximately 8.5 acre parcel of land on Riverside
          Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot log building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot Thermp-Home(R) and log building containing corporate offices, storage and fabricating facilities. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of logs and building materials used in the Company's log home shell packages.

     (2) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet which houses a movie theatre, retail and apartment space, that is leased, in part,to a third party.

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

     (6) An approximately 1.4 acre parcel of partially developed land in Lake George, New York on which the Company is considering erecting a new sales model home. The Company has installed the infrastructure for such a future building.

      (7) In addition, the Company owns four parcels of undeveloped land in Northeastern, New York totaling approximately 140 acres which the Company has determined are unnecessary for its business and which it intends to sell.

     (b)  California

The Company owns an approximately one acre parcel of land in Auburn, California, on which are located the Company's Western Regional Sales Offices in a 4,000 square foot incense cedar log home and a 2,500 square foot incense cedar log home planed in the Weatherbloc(R) clapboard style.

As security for its Series A Convertible Subordinated Debentures dated
July 1, 1993, and its Series B Convertible Subordinated Debentures dated January 30, 1998, the Company has granted mortgages on the parcels specified in Paragraphs (a)(1)-(5) and (b) of this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

     (a) Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., MGP Advisors Limited Partnership, and AWM Investment Company, Inc., individually and on behalf of Lincoln Logs, Ltd.
          v. Lincoln Logs,Ltd., John D. Shepherd, Samuel J. Padula, Richard Farr and Leslie M. Apple.

          On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint") against it and three current members and one former member of its Board of Directors by a shareholder group which alleges mismanagement, breach of fidicuary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a counter-suit. On April 20,1999, the Company reached an compromise agreement with the shareholder group; neither party admiting any wrongdoing or liability. The settlement requires a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and a release from all other claims.
          Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed of $.165) will be funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remianing $41,752 has been accrued by the Company in its financial statements for the year ended
          January 31, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1996 through April 30, 1999. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 1996        Common Stock     7/16       5/32

Quarter Ended July 31, 1996         Common Stock     7/16       5/32

Quarter Ended October 31, 1996      Common Stock     7/16       1/8

Quarter Ended January 31, 1997      Common Stock     7/16       1/8

Quarter Ended April 30, 1997        Common Stock     5/32       7/8

Quarter Ended July 31, 1997         Common Stock     15/16      11/16

Quarter Ended October 31, 1997      Common Stock     13/16      5/8

Quarter Ended January 31, 1998      Common Stock     3/4        3/8

Quarter Ended April 30, 1998        Common Stock     7/16       7/16

Quarter Ended July 31, 1998         Common Stock     7/16       1/4

Quarter Ended October 31, 1998      Common Stock     3/16       1/4

Quarter Ended January 31, 1999      Common Stock     3/16       .07

Quarter Ended April 30, 1999        Common Stock       .22      3/16


     (b) The approximate number of holders of the Common Stock of the Company as of May 17, 1999 was 2,205.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 1998 and 1997. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company proposes to retain earnings, if any, for use in the development of its business.
          The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues, net of sales commissions, for the fiscal year ended January 31, 1998 ("fiscal 1998") were $6,727,582 compared to $7,270,228 in the fiscal year ended January 31, 1997 ("fiscal 1997"). Fiscal 1998 total revenues represent a decrease of $542,646, or approximately 7 1/2% less than fiscal 1997 total revenues.

In fiscal 1998, as compared to fiscal 1997, units shipped decreased by 13% while the average sales value per unit shipped increased by 3%. Sales commissions increased 3%. The decrease in units shipped was the result of delays in customers' ability to arrange financing for their purchase and a lack of available contractors for building. The increase in sales value per unit shipped is the result of an increase in size of the home building packages shipped in the current period and the impact of a price increase put into effect during fiscal year 1988. While relatively small in comparison to home sales, sunroom sales increased in both units and dollar volume over the previous fiscal year by 35% and 86%, respectively, which in a small measure helped offset the decrease in home package sales. The increase in sales commissions on decreasing sales is the result of a greater portion of sales commissions being paid to the Company's outside independent dealers who are paid a higher commission rate than the Company's employee sales representatives.

Gross profit was 24% of net sales in fiscal 1998, or $1,613,852. In fiscal 1997, gross profit was 31% of net sales, or $2,254,517. Gross profit declined from fiscal 1997 due to increased material costs, increased commission expense and increased design and manufacturing overhead costs. Material costs were affected principally due to increases in the cost of cants, both pine and cedar, as well as other building materials. Overhead increased due to the reallocation in fiscal 1998 of design and engineering costs, which were more accurately associated with the manufacturing process than general administrative expense. The decrease in gross profit percentage can be attributed to material cost increases of approximately 3%, commission increases of approximately 1% and indirect cost increases of approximately 3%.

Operating expenses of $2,747,868, or 41% of net sales, have increased $341,826 from the fiscal year 1997 amount of $2,406,042, or 33% of net sales.
The increase in total operating expenses from fiscal 1997 to fiscal 1998 was 14%, and was due to increased professional fees, insurance costs, property taxes, compensation and related expenses and the accrual of costs related to the settlement of litigation.

Interest expense in fiscal year 1998 and 1997 totalled $231,922 and $221,270, respectively. The increase in interest expense in fiscal 1998 results from amounts paid to trade vendors on open accounts payable and a charge of $6,075 related to the accretion of the calculated value of the beneficial conversion feature and warrants of the Series B Convertible Subordinated Debentures. (See
Note 4 to the consolidated financial statements for more information regarding the Series B Convertible Subordinated Debentures).

The decrease in other income of approximately $70,000 from fiscal 1997 to fiscal 1998 was due to a decline in forfeitures related to customer deposits and cancellation charges on refundable contracts.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company had negative working capital, as current liabilities exceeded current assets by $2,640,752, compared with negative working capital of $1,436,031 at January 31, 1997, a increase of $1,204,721.
At January 31, 1998, the Company had stockholders' deficiency of $876,815, as compared to stockholders' deficiency of $322,289 at January 31, 1997, an increase of $554,526. As of January 31, 1997, working capital deficiency had increased by $50,052 from the end of the previous fiscal year. Cash was primarily consumed by the repayment of notes payable and additions to plant and equipment. In fiscal 1997, cash was primarily consumed by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, additions to plant and equipment, and by the settlement of litigation.

In fiscal 1998 and fiscal 1997, the Company's operations were a net provider of cash in the amount of $40,046 and $66,202, respectively. Overall, the Company experienced a decrease in its cash position of $234,800 in fiscal 1998, compared with a decrease of $14,529 in fiscal 1997. Funds generated in fiscal 1998, including a decrease in trade accounts receivable and increases in accounts payable, customer deposits and other accrued expenses, were offset by the repayment of notes payable and long-term debt, additions to plant and equipment, an increase in inventory. In fiscal 1997, funds generated from a decrease in inventory, increases in customer deposits and new short-term borrowings were offset by the repayment of long-term debt, including obligations related to the retirement of the Company's founder, capital expenditures, and by the settlement of litigation.

Toward the end of fiscal 1998 certain individuals, all of whom are shareholders and directors, converted $450,000 of Series A Convertible Subordinated Debentures to common stock. This converted long-term debt with a maturity date of June 30, 1998 into equity at January 31, 1998. Also, during fiscal
1998 the Company renewed its Cant Financing Program, although it did not generate new funds from this program. To the contrary, the Company repaid $160,000 of Cant notes in November 1997. Further, on January 15, 1998, the Company authorized $600,000 of Series B Convertible Subordinated Debentures.
On January 30, 1998, of the remaing $350,000 of Cant Notes outstanding, $340,000 were repaid by exchanging Series B Debentures for those Notes. At January 31, 1998, $260,000 of Series B Convertible Subordinated Debentures were unissued, yet fully subscribed. Subsequent to January 31, 1998, the remaining $260,000 of unissued Series B Debentures were issued.

The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. During fiscal 1998, a commercial bank made a proposal to the Company to provide a working capital line of credit on the condition that this line is secured by assets of the Company and be considered senior debt to the Company's Series A Convertible Subordinated Debentures. This condition could not be satisfied by the Company because the Series A Convertible Subordinated Debentures are secured by a mortgage on the assets of the Company. The Company, when authorizing the issuance of Series B Convertible Subordinated Debentures, provided for the consideration of commercial bank financing of up to $750,000 to be senior to the Series B Convertible Subordinated Debentures in a mortgage consolidation, modification and extension agreement. In July 1998, the Company continued its dialogue with the commercial lender, however, there were no substantive results and no furhter discussions with the bank have been held.

Other than the situatuion described in the preceeding paragraph, the Company has not been successful in securing a working capital credit facility from commercial lenders or government agency sources. Funds generated by operations, continuing to renew the Cant Financing Program and assistance of major vendors who have extended payment terms to the Company, supported the Company's operations during fiscal 1998. These factors coupled with the replacement of the Cant Financing Program with the Series B Debentures have supported the Company's operations in fiscal 1999 as well. There is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance could further reduce its liquidity and make it extrememly difficult for the Company to continue its operations.

Customer contracts with respect to which there were deposits on hand at the end of fiscal 1998 represent, if all were to be delivered in fiscal 1999, potential gross revenues of approximately $11,581,000 as compared with potential gross revenues at the end of fiscal 1997 of $10,281,000. Actual gross revenues realized in fiscal 1998 from the sale of home building packages and solariums amounted to $7,612,744. Actual gross revenues realized in fiscal 1998 were lower than potential gross revenues based on deposits on hand at January 31, 1997, due to cancellations and postponement of some deliveries by customers. Fiscal 1999 potential revenues are contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 1998, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 1998 were $755,210 as compared with $623,075 at January 31, 1997, an increase of $132,135. This increase in inventory is the result of the Company's decision to increase available stock to meet the demands of deliveries of the early spring period.

Trade accounts receivable were $103,910 at January 31, 1998, which represents a decrease of $171,000, or 62%, from the amount of $274,910 as of January 31, 1997. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During fiscal year 1998, The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires that the Company disclose the basic earnings per share and the diluted earnings per share. The Company adopted this statement retroactively for the year ended January 31, 1997 as required.

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years ending after December 15, 1997, establishes standards for reporting and display of the total net income and the components of all other non-owner changes in equity, or comprehensive income (loss) in the statement of operations, in a seperate statement of comprehensive income (loss) or within the statement of changes of stockholdrs' equity. The Company has no items of other comprehensive income.

Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" issued in June 1997 and effective for fiscal years beginning after December 15, 1997, will change the way companies report selected segment information in interim financial statements. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and the new rules will not change its financial presentation.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1998, with earlier applicaion permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On May 19, 1999, FASB agreed to expose for comment a proposal to defer the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

The Accounting Standards Executive Committee's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt this statement for for the fiscal year beginning February 1, 1999. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

The Accounting Standards Executive Committee's Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities," issued in april 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on the financial reporting of start-up and organization costs. The Company will adopt this statement for the fiscal
year beginning February 1, 1999.   Management has evaluated the impact of the
application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

YEAR 2000

The Year 2000 Issue is the result of computer programs having been written using two digit, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment of products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Company replaced its primary system of computer hardware and software in 1997. Because of this acquisition, the Company purchased and installed hardware and software that is Year 2000 compliant. However, management has assigned the task of testing all carryover computer systems and software for Year 2000 compatability to an outside consultant. This process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software and computer hardware. In addition, the Company is engaged in assessing the Year 2000 Issue with suppliers. The Company plans to initiate communications with its significant suppliers in May 1999 to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, with regard to products sold by the Company, the Company has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect on the Company. Due to the nature of the Company's product, log home construction kits for primarily residential use, there are no major customers for the Company's product, i.e. the Comapny sells its product to the individual who will build and occupy the Company's product as his or her residence. As such, management believes that there is no practical purpose for assessment of the Year 2000 Issue as it relates to its customers.

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by August 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. To date, the Compnay has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

With regard to its internal Year 2000 compliance progrm, the Company has completed approximately 95% of its review and, where necessary, remediation. With regard to equipment with embedded chips, the Company has reviewed its telephone system, facsimiles and similar equipment and found them to be year 2000 compliant. The Company does not believe that it has other equipment that is subject to the year 2000 Issue. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers, the Company has not yet begun its review. The Company currently does not have a contingency plan and does not contemplate creating one.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Independent Auditors' Report                                   F-2

Consolidated balance sheets as of
    January 31, 1998 and 1997                                  F-3

Consolidated statements of operations for the years
    ended January 31, 1998 and 1997                            F-5

Consolidated statements of changes in stockholders'
    equity (deficiency) for the years ended January
    31, 1998 and 1997                                          F-6

Consolidated statements of cash flows for the years
    ended January 31, 1998 and 1997                            F-7

Notes to consolidated financial statements
    January 31, 1998 and 1997                                  F-8

                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheets of Lincoln Logs Ltd. and subsidiaries (the "Company") as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 19 to the consolidated financial statements, at January 31, 1998 and 1997, current liabilities exceed current assets, and at January 31, 1998 and 1997, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 19.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG LLP

Albany, New York
April 17, 1998, execpt as to
 Note 4, which is as of
 December 22, 1998, and
 Note 15(b), which is as of
  April 20, 1999

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1998 and 1997



                                   ASSETS

                                                          1998         1997

CURRENT ASSETS:
  Cash and cash equivalents (note 2(j))            $   124,307  $   359,107
  Trade accounts receivable, net of allowance
    for doubtful accounts of $17,700 in 1998
    and $9,000 in 1997 (note 5)                        103,910      274,910
  Notes receivable                                        --         18,500
  Inventories (note 5)                                 755,210      623,075
  Prepaid expenses and other current assets (note 9)   339,892      426,131
  Mortgage receivable (note 12)                          1,779          --
  Due from related parties (note 11)                       --         1,779
                                                     ---------    ---------
   Total current assets                              1,325,098    1,703,502
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at
 cost (notes 3 and 4)                                5,042,517    4,932,577
Less accumulated depreciation                       (3,284,868)  (3,154,499)
                                                     ---------    ---------
   Property, plant and equipment- net                1,757,649    1,778,078
                                                     ---------    ---------
OTHER ASSETS:
  Due from related parties (note 11)                       --        74,425
  Mortgage receivable (note 12)                         72,148          --
  Assets held for resale (note 3)                       38,189       38,189
  Cash surrender value of life insurance, net of
    loan of $86,400 in 1998
    and $80,000 in 1997                                  5,456         9,321
  Deposits and other assets                                988           988
  Intangible assets, net of accumulated amortization
    of $59,514 in 1998 and $49,789 in 1997              17,620        27,345
                                                       --------      --------
   Total other assets                                  134,401       150,268
                                                      --------      --------
TOTAL ASSETS (note 4)                              $ 3,217,148   $ 3,631,848
                                                    ==========    ==========







                        ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS, (continued)
                          JANUARY 31, 1998 and 1997

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                            1998        1997
CURRENT LIABILITIES:
  Current installments of long-term debt (note 4)
   Related parties                                     $   25,000  $      --
   Others                                                 245,587      18,084
  Notes payable (notes 5 and 11):
   Related parties                                            --      335,000
   Others                                                 430,500     175,000
  Trade accounts payable                                1,144,959     914,348
  Customer deposits                                     1,287,212   1,151,349
  Accrued salaries and wages                               78,505      43,428
  Accrued income taxes                                        525         769
  Due to related parties (note 11)                        152,328     135,070
  Accrued expenses (note 10)                              601,234     366,395
                                                        ---------   ---------
    Total current liabilities                           3,965,850   3,139,533

LONG-TERM DEBT, net of current installments (note 4):
  Convertible subordinated debentures:
   Related parties (note 11)                               30,710     500,000
   Others                                                     930     200,000
  Other                                                     4,289      25,283
Other long-term liability                                  92,184      89,321
                                                        ---------   ---------
    Total liabilities                                   4,093,963   3,954,137
                                                       ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIENCY) (notes 13 and 20):
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                 --         --
  Common stock, $.01 par value; authorized 10,000,000
   shares in 1998 and 5,000,000 share in 1997;
   issued 3,729,999 shares in 1998 and 1,449,999
   shares in 1997                                            37,300     14,500
  Additional paid-in capital                              4,641,705  3,894,286
  Accumulated deficit                                    (4,671,385)(3,346,640)
                                                         ----------- ----------
                                                              7,620    562,146
  Less cost of 504,240 shares common
    stock in treasury                                      (884,435)  (884,435)
                                                          ----------  ---------
    Total stockholders' deficiency                         (876,815)  (322,289)
                                                          ----------  ---------
Commitments and contingencies (notes 7,8,15 and 19)

TOTAL LIABILITIES AND
 STOCKHOLDERS' (DEFICIENCY)                            $  3,217,148 $3,631,848
                                                          =========  =========

See accompanying notes to consolidated financial statements.

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 1998 and 1997


                                                  1998         1997


SALES, net of commissions of $1,0830,32
   and $1,053,611, respectively               $6,727,582   7,270,228

COST OF SALES                                  5,113,730   5,015,711
                                               ---------   ---------

GROSS PROFIT                                   1,613,852   2,254,517

OPERATING EXPENSES:
    Selling, general and administrative        2,747,868   2,406,042
                                               ---------   ---------

(LOSS) FROM OPERATIONS                        (1,134,016)   (151,525)
                                               ----------   ---------
OTHER INCOME (EXPENSE):
  Interest income                                 32,157      39,106
  Interest expense                              (231,922)   (221,270)
  Other                                            11,011     81,477
                                                 ---------   ---------
   Total other income (expense) - net            (188,754)  (100,687)
                                                 ---------  ---------
(LOSS) BEFORE INCOME TAXES                     (1,322,770)  (252,212)

INCOME TAXES (note 6)                               1,975      1,569
                                               ----------    --------
NET (LOSS)                                    $ (1,324,745) $(253,781)
                                              ============= ==========

PER SHARE DATA (note 2(g)):
  Basic and diluted (loss) per share         $    (1.27)   $    (.27)
                                              ===========   ==========







See accompanying notes to consolidated financial statements.


                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN
                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED JANUARY 31, 1998 and 1997

                                     Common Stock
                                                                                              Total
                                   Number       Par    Additional                             stockholders'
                                     of        value     paid-in     (Accumulated   Treasury  equity
                                   shares      amount    capital       deficit)       stock   (deficiency)
                                  -------     -------  ----------    ----------    ---------  -------------
Balance at January 31, 1996      1,449,999     13,561   3,800,920     (3,092,859)   (790,130)   (68,508)

Common stock redeemed (note 14)        -0-        939      93,366           -0-     (94,305)         -0-

Net loss - 1997                        -0-         -0-         -0-      (253,781)       -0-     (253,781)
                                 ---------   --------   ---------      -----------   ---------   ---------
Balance at January 31, 1997      1,449,999     14,500   3,894,286      (3,346,640)   (884,435)   (322,289)

Common stock issued upon exercise
  of stock options (note 13)         30,000       300       5,419            -0-          -0-        5,719

Debt converted to common
  stock (note 4)                  2,250,000     22,500    427,500            -0-          -0-      450,000

Amount assigned to beneficial
  conversion feature and
  warrants (note 4)                     -0-        -0-    314,500            -0-          -0-      314,500

Net loss - 1998                         -0-        -0-        -0-        (1,324,745)      -0-    (1,324,745)
                                 ----------   ---------  ---------      ------------   --------- ----------
Balance at January 31, 1998      3,729,999   $  37,300  $ 4,641,705    $ (4,671,385)  $ (884,435) $ (876,815)
                                 =========   =========  ===========    =============  ===========  ==========


See accompanying notes to consolidated financial statements.

                                                           F-6



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 1998 and 1997
                                              1998        1997
OPERATING ACTIVITIES:
Net loss                                 $ (1,324,745)  $ ( 253,781)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and amortization               141,560       148,846
  Write-off of note receivable                 18,500           --
  Amortization of Amount assigned to
    beneficial conversion feature and
    debt discount attributable to warrants      6,140           --
  (Gain) loss on sale of assets                 ( 325)        1,284
  Changes in operating assets and liabilities:
  Decrease (increase) in trade accounts
   receivable                                  171,000      ( 16,203)
  (Increase) decrease in inventories          (132,135)      204,739
  Decrease (increase) in prepaid expenses
   and other current assets                     86,239      (161,998)
  Increase (decrease) in trade
   accounts payable                             651,111      (158,020)
  Increase in customer deposits                 135,773       355,032
  Increase (decrease) in accrued expenses
   and other current liabilities                269,916      (148,505)
  Increase (decrease) in due to related
   parties                                       17,256        94,845
  (Decrease) increase in accrued income taxes     (244)           (37)
                                                --------      --------
Net cash provided by operating activities        40,046        66,202
                                                ---------     --------
INVESTING ACTIVITIES (note 16):
  Additions to property, plant and equipment    (111,403)      (40,526)
  Proceeds from sale of assets                       325        32,352
  Payments received on morgage receivable          2,277            --
  Decrease in due from related parties                --         1,411
  (Increase) in deposits and other assets             --          (299)
                                                 --------      --------
    Net cash used by investing activities        (108,801)      (7,062)
                                                 ---------     ---------
FINANCING ACTIVITIES (note 16):
  Proceeds from issuance of common stock upon
    exercise of stock options                        5,719          --
  (Repayments of) proceeds from notes payable     (160,000)      80,000
  Redemption of common stock                            --      (94,305)
  Proceeds from loan against cash
    surrender value of life insurance                 6,727       80,000
  Repayments of long-term debt                      (18,491)    (139,364)
                                                  ----------    ---------
Net cash used by financing activities              (166,045)     (73,669)
                                                  ----------    ---------
Net (decrease) in cash and cash equivalents        (234,800)     (14,529)
Cash and cash equivalents at beginning
 of period                                          359,107       373,636
                                                   ---------     ---------
Cash and cash equivalents at end
 of period                                        $ 124,307     $  359,107
                                                  =========     ==========
See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1998 and 1997

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the Company), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall (log) home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems.
Products are represented, sold and serviced through a 60 member National Dealer Network and two Company owned and operated sales centers in northern New York and northern California. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 63% of the materials necessary to assemble the log home packages from five suppliers. These five suppliers provided 21%, 17%, 14%, 6% and 5% of purchases for the year ended January 31, 1998, respectively.

The company's fiscal year ends on January 31. As used hereafter, 1998 refers to the fiscal year ended January 31, 1998, and 1997 refers to the fiscal year ended January 31, 1997.

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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding
Corp., and Lincoln Logs International Ltd. are currently inactive.

(b) Inventories.   Inventories are valued at the lower of cost (on
a first-in, first-out basis) or market. Substantially all of inventory represents raw materials.

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

(d) Depreciation.   Depreciation of plant and equipment is
computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one years.

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

(f) Intangible Assets.   Intangible assets represents primarily
trademarks that are being amortized over five year periods.
Amortization expense for 1998 and 1997 was $9,725 and $9,728, respectively.

(g) Earnings Per Share.   Basic loss per  share is computed by dividing net
loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares outstanding was 1,045,704 for the year ended January 31, 1998 and 945,759 for the year ended January 31, 1997.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
                            JANUARY 31, 1998 and 1997



Note 2.   Summary of Significant Accounting Policies (Continued)

(g)  Earnings Per Share (Continued)
Diluted loss per share is computed based on the weighted average number of common shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share in 1998 and 1997 as the effect of stock options and warrants and the assumed conversion of the subordinated debentures would be anti-dilutive.

(h) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $266,747 and $265,945 in 1998 and 1997, respectively.

(i) Reclassifications. Certain amounts in the 1997 financial statements have been reclassified to conform to the presentation in the 1998 financial statements.

(j) Cash and Cash Equivalents.   Cash and cash equivalents are
composed of cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

In 1997, the Company was required to maintain a balance of $150,000 in a bank account under an arrangement with a bank.

(k) Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed Of. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    JANUARY 31, 1998 and 1997



Note 2.   Summary of Significant Accounting Policies (Continued)

(m) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in accordance with the provisions of Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company as of February 1, 1996, permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No.
25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 1998 and 1997 is as follows:

                              Estimated
                             Useful Lives          1998     1997
                                                   ----     ----

Land                                          $  784,800     784,800
Buildings and improvements   15 - 31 years     2,162,883   2,125,626
Machinery and equipment        5 - 7 years       625,848     623,777
Furniture and fixtures         5 - 7 years     1,316,883   1,252,156
Transportation equipment           5 years       152,103     146,218
                                               ---------    ---------
                                              $5,042,517   $4,932,577
                                               =========    =========

Depreciation expense for the years ended January 31, 1998 and 1997 was $131,835 and $139,118, respectively.

Assets held for resale of $38,189 at January 31, 1998 and 1997 consists primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value, less costs to sell.

Note 4.  Indebtedness

The Company has authorized and issued $700,000 of Series A
Convertible Subordinated Debentures (the "A" Debentures), and authorized $600,000 and isued $340,000 of Series B Convertible Subordinated Debentures (the "B" Debentures) (together collectively known as the "Debentures") through January 31,1998. The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures are due on June 30, 1998, and the B Debentures are due on May 15, 1999. The A Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1, 1996. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The holders of the Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of $.375 on the commitment date. The number of shares of common stock subject to warrants is 850,000, fifty (50%) percent of the number of shares subject to conversion. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock at the B Debentures commitment date. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           JANUARY 31, 1998 and 1997



Note 4.   Indebtedness (Continued)


Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures, the Company engaged an independent investment banker to evaluate the total fair value of the B Debentures. Based on the report issued on December 22, 1998, the Company has assigned a value of two cents ($.02) to each warrant to purchase one share of common stock, or $17,000 in total. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is being amortized to interest expense over the life of the B Debentures, and total amortization related to the warrants was $65 in 1998.

The difference between the quoted market value for the Company's common stock on the date of issuance of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and as an increase to additional paid-in capital. This amount, $297,500 for the 1998 issuance, is being amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted to common stock. Through January 31, 1998, $6,075 of the discount had been charged to interest expense related to the beneficial conversion feature.

On January 16, 1998, certain shareholders who were owners of the A Debentures exercised their right to convert their holdings into common stock of the Company. The total amount of A Debentures converted into the common stock of the Company was $450,000. The Company issued 2,250,000 shares of common stock pursuant to the owners' election to convert, an paid accrued interest to the shareholders to the date of conversion.


Long-term debt at January 31, 1998 and 1997 consists of the following:

                                                   1998          1997
                                                   ----          ----

Mortgage notes payable at 10%, payable in
monthly installments through January 1999,
secured by parcels of land                        $   7,734   $  14,177

Notes payable at rates ranging from 8% to
18.4%, payable in varying installments
through February 2000, one note unsecured, all
others secured by various pieces of equipment         17,142     29,190

Series A Convertible Subordinated Debentures
due June 1998, with annual interest at 12%
payable quarterly                                    250,000    700,000

Series B Convertible Subordinated Debentures
due May 15, 1999, net of discount atributable to
warrants of $16,935 and discount attributable to
beneficial conversion feature of $291,425, with
nominal annual interest at 12% payable quarterly      31,640         -0-
                                                 ------------ ----------
Total long-term debt                                 306,516     743,367
    Less current installments                       (270,587)   ( 18,084)
                                                 ------------ -----------
Long-term debt, net of current installaments      $   35,929  $  725,283
                                                 ============ ===========

The original principal amount of future maturities of long-term debt (exlcuding discounts for the warrants and beneficial conversion feature) by fiscal year are as follows:

Year ending January 31:             Amount

                 1999           $  270,587
                 2000              344,142
                 2001                  147
                                ----------
                                $  614,876
                                ==========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      JANUARY 31, 1998 and 1997


Note 5.  Notes Payable

During 1998 and 1997, the Company expanded its Cant Financing
Program, which was initiated in 1995 to raise funds for the purchase of pine and cedar cants (logs) to be held in inventory and then used by the Company in the manufacture of its log home building packages. The notes are generally collateralized by accounts receivable or the cant inventory thus purchased. The notes were for a fixed term and amount, and bore interest at an annual rate of 18% payable monthly. The notes had a due date of July 31, 1997, and at that date there was $485,000 outstanding.

The Company renewed the Cant Financing Program on August 27, 1997.  The
Company repaid $135,000 of the total amount outstanding at July 31, 1997 between August 1, 1997 and December 31, 1997. In an effort to retire the remainder of the outstanding cant notes, to reduce interest expense and to raise additional working capital, the Compnay issued the B Debentures on January 30, 1998. All holders of outstanding cant notes were offered a B Debenture in the exact amount of their respective cant notes, or cash, in payment of the cant notes. As of January 31, 1998, all but one holder of the cant notes had converted cant notes into B Debentures, and on January 30, 1998, the Company issued $340,000 of B Debentures, as more fully discussed in Note 4. The principal balance of Cant Notes outstanding at January 31, 1998 was $10,000.

During the year ended January 31, 1998, the Company issued promissory notes to certain major suppliers of building components in lieu of cash payment of outstanding trade accounts payable. These notes are unsecured and have an interest rate of 1% above the prime rate published on the first day of each month in the Wall Street Journal. At January 31, 1998, the interest rates on these notes was 9.5%, and the outstanding balance totalled $420,500. These notes have maturity dates ranging from April 30, 1998 to May 30, 1998, and interest is payable monthly.

Note 6.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 1998 and 1997 is as follows:

                                  Current       Deferred   Total

Year ended January 31, 1998:
   Federal                        $    --        $    --  $   --
   State                            1,975             --    1,975
                                   ------         ------   ------
                                  $ 1,975        $    --  $ 1,975
                                   ======         ======   ======

Year ended January 31, 1997:
   Federal                        $    --        $    --  $    --
   State                            1,569             --     1,569
                                   ------         ------    ------
                                  $ 1,569        $    --   $ 1,569
                                   ======         ======    ======

The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $4,544,300; $1,567,400 expire in 2007, $815,600 in 2008, $609,200 in 2009, $372,700 in
2010, $73,800 in 2011, $40,600 in 2012 and $1,065,000 in 2013.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      JANUARY 31, 1998 and 1997



Note 6.   Income Taxes (Continued)

The effective income tax rates of 0.2% and 0.6% for 1998 and 1997, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     1998           1997
                                     ----           ----
Statutory tax rate                   (34.0)%       (34.0)%
Officer's life insurance               2.0           4.9
Non-deductible meals and
  entertainment expenses                .2            2.5
State income taxes, net of federal
  tax benefit                           .1             .4
Change in deferred tax asset
  valuation allowance                 31.9            26.4
Other non-deductible expenses           --              .4
                                      -----           -----
                                       0.2%            0.6%
                                      =====           =====

For the years ended January 31, 1998 and 1997, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1998 and 1997 are presented below:

                                                      1998     1997
                                                      ----     ----

Deferred tax assets:
Vacation accrual                               $     8,797  $  1,606
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,806     3,900
Allowance for doubtful accounts                      6,052     3,060
Other liabilities                                   17,399    10,327
Net operating loss carryforward                  1,545,030  1,300,786
                                                 --------- ---------
Total gross deferred tax assets                  1,574,084  1,319,679
   Less valuation allowance                     (1,578,780)(1,307,802)
                                                ----------  ----------
Net deferred tax asset                              15,304     11,877

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (15,304)   (11,877)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
                                                  =========    =========

The valuation allowance for deferred tax assets as of February 1, 1997 and 1996 was $1,307,802 and $1,169,161, respectively. The net change in the total valuation allowance was an increase of $270,978 in fiscal 1998 and an increase of $138,641 in fiscal 1997.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         JANUARY 31, 1998 and 1997


Note 6.   Income Taxes (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which deferred tax assets are deductible, management has established a valuation allowance to reflect the estimated amount of deferred tax assets that, more likely than not, will not be realized.

Note 7.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 1998 and 1997 amounted to $22,135 and $17,628, respectively.

Note 8.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1998 and 1997 was $42,179 and $50,618, respectively. The aggregate future minimum operating lease payments at January 31, 1998 are as follows:

Year ending January 31:
  1999         $ 25,142
  2000           23,113
  2001           21,824
  2002            7,482
                 ------
 Total         $ 77,561
                =======

Note 9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1998 and 1997 consist of the following:

                                  1998           1997
                                --------       --------
Commission advances            $ 145,109      $ 172,586
Prepaid design work               80,873         86,875
Miscellaneous receivables         32,381         26,669
Prepaid advertising and shows     24,890         45,761
prepaid printing                   8,452         27,186
Other                             48,187         67,054
                                --------       --------
   Total                       $ 339,892      $ 426,131
                                ========      =========

Note 10.  Accrued Expenses

Accrued expenses at January 31, 1998 and 1997 consist of the following:

                                   1998           1997
                                 --------       --------
Accrued commissions              $ 99,722      $ 122,655
Accrued Severance                  11,280             --
Accrued legal and related costs   118,616         42,997
Deposits - cancelled contracts     85,267         24,875
Post-retirement benefits           72,000         36,000
Accrued Warranty                   51,174             --
Other                             163,175        139,868
                                 --------       --------
   Total                        $ 601,234      $ 366,395
                                =========      =========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JANUARY 31, 1998 and 1997



Note 11.  Related Party Transactions

Due from related parties at January 31, 1997 consisted of a mortgage receivable from a former officer of the Company in the amount of $76,204 bearing interest at 6%, due over a term of 35 years. At January 31, 1998, the amount due has been reclassified as a mortgage receivable (see Note 12).

Due to related parties consists of amounts payable to the Company's officers and directors. Such amounts totaling $152,328 and $135,070 at January 31, 1998 and 1997, respectively, relate to unpaid salary and directors' fees, unreimbursed business travel expenses, accrued severance and other expenses.

As described in notes 4 and 5, the Company has issued $700,000 of A Debentures in a private placement on July 30, 1993, of which $500,000 was purchased by certain officers and directors of the Company. On January 16, 1998, certain
A Debenture holders who were officers and directors at that time elected to convert $450,000 of A Debentures into common stock. Also, the Company has issued $340,000 of B Debentures in a private placement on January 30, 1998, of which $330,000 was exchanged for notes outstanding under the Cant Financing Program by certain noteholders who were officers and directors of the Company at that time. Further, the Company has notes payable of $510,000 at January 31, 1997, of which $335,000 was loaned by officers and directors of the Company at that time.

Note 12.  Mortgage Receivable

During the fiscal year ended January 31, 1998, the Company reclassified a mortgage it holds from due from related parties to mortgage receivable. The mortgage, due from a former officer and employee of the Company, was reclassified when the individual terminated employment with the Company. The mortgage, in the amount of $73,927 at January 31, 1998, bears an interest rate of 6% and is due over a term of 35 years. The future aggregate mortgage receipts at January 31, 1998 are as follows:

Year ending January 31:
          1999      $  1,779
          2000         1,807
          2001         1,961
          2002         2,082
          2003         2,210
       Thereafter     64,088
                     -------
          Total     $ 73,927
                    ========

Note 13.  Stock Options

Under the terms of the Company's Stock Option Plan, incentive stock options may be granted to purchase shares of common stock at a price not less than the fair market value at the date of grant, and non-qualified stock options may be granted at a price (including a below-market price) determined by the Company's Board of Directors or the Committee that administers the plan. Stock option activity during the last two years is summarized as follows:

                                         Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1996   45,000       167,000     $ .89     $ .62
Granted during year           52,500       207,000     $ .19     $ .19
Cancelled during year        (45,000)     (167,000)   ($ .89)   ($ .89)
                             -------       -------     -----     -----
Balance at January 31, 1997   52,500       207,000     $ .19     $ .19
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
Exercise during year         ( 5,000)     ( 25,000)   ($ .19)   ($ .19)
                              ------       -------     -----      -----
Balance at January 31, 1998   47,500       182,000     $ .19     $ .19
                              ======       =======      ====       ====

During 1997, the Company cancelled 45,000 incentive stock options having an option price of $ .89. Such options were reissued at an option price per share equal to the fair market value per common share of $ .19. Also during 1997, the Company cancelled 167,000 non-qualified options having an option price of $.62.
Such options were reissued, and additional non-qualified options were issued, at an option price per share equal to the fair market value per common share of $.19.

All outstanding stock options are exercisable as of January 31, 1997. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the tern is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 1998 is 8.4 years.

The pro forma disclosures required under SFAS No. 123 are not presented as such information was not materially different than the reported net loss and loss per share.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        JANUARY 31, 1998 and 1997



Note 14.  Agreement to Redeem Common Stock

Effective May 1, 1993, the Company and its Founder entered into the Retirement Agreement whereby the Company agreed to purchase 375,740 shares of its common stock owned by the Founder and his family for the total redemption price of $281,805. The Retirement Agreement called for the annual redemption by the Company of 25% of the shares beginning July 1, 1993. The final redemption and payment of $94,305 was made July 1996.

Note 15.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. In fiscal 1998, management began to provide a reserve for warranty claims. Prior to fiscal 1998, no warranty reserve for potential claims was provided. The amount of the reserve for warranty claims provided in fiscal 1998 was $51,174.

(b) Litigation. On February 9, 1998, the Company was served with a Summons and Complaint(the "Complaint") against it and three current members and one former member of its Board of Directors by a shareholders group, which alleges mismanagement, breach of fiduciary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former
Board members on March 26, 1998, and also filed a counter-suit. On April 20, 1999, the Company reached agreement with the shareholder group without admitting guilt. The settlement requires a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and a release from all claims. Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed of $.165) will be funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remaining $41,752 has been acrued by the Company in its financial statements for the year ended January 31, 1998.

In October 1996, the Company made a payment of $85,000 in full settlement of a lawsuit claiming breach of contract, fraudulent misrepresentation, detrimental reliance and violation of the Connecticut Unfair Trade Practices Act in connection with a contemplated acquisition. This settlement was made without prejudice or admission of guilt in order to avoid further litigation expense and did not materially exceed the amount previously provided for in the January 31, 1996 consolidated financial statements.
In connection with this matter, the Company incurred $41,846 in legal expenses during fiscal year 1997.

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

Note 16.  Supplementary Disclosure of Cash Flow Information

                                   1998       1997
                                  ------     ------

Cash paid during the year for:
   Interest                     $ 228,032   $ 231,664
                                 ========   =========
   Income taxes                 $   2,219   $   1,532
                                 ========   =========

Non-cash investing and financing activities:

During fiscal 1998, the Company issued promissory notes to certtain major suppliers of building components in lieu of cash payment of outstanding trade accounts payable in the total amount of $420,500.

During fiscal 1998, the following other transactions occurred:

  The Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's Founder and also recorded an increase in the related liability in the same amount.

  The Company recorded an increase in the loan taken against the cash surrender value of an insurance policy on the life of the Company's Founder in the amount of $6,728 for interest due on the outstanding loan takenagainst the same policy in fiscal 1997.

  The Company exchanged $340,000 of Series B Convertible Subordinated Debentures for Cant Notes payable of the same amount, and holders of $450,000 of Series A Convertible Subordinated Debentures converted their holdings into the Company's common stock at a conversion price of $.20 per share.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JANUARY 31, 1998 and 1997



Note 16.  Supplementary Disclosure of Cash Flow Information (Continued)

During fiscal 1997, the following transactions occurred:

  The Company entered into a capital lease for a piece of office equipment having a total cost of $5,282 during the year ended January 31, 1997.

  The Company disposed of various assets having a total cost of $39,767 and a net book value of $33,636.

  The Company recorded as an asset the $89,321 cash surrender value of an insurance policy on the life of the Company's Founder and also recorded a liability in the same amount.

Note 17.  Quarterly Financial Information (Unaudited)
                          (in thousands, except per share data)
                          April 30      July 31    October 31 January 31
                          --------      -------    ----------  ----------
1998:
Net sales                   $1,393        2,480         2,052      803
Gross profit                   360          706           540        8
Net earnings (loss)         $ (273)       (  85)        ( 133)   ( 834)
                             =====        =====         =====    =====
Basic and diluted
      loss per share        $ (.29)       ( .09)        ( .14)    (.62)
                             ======       ======        ======    =====

1997:
Net sales                   $  865        2,984          2,291    1,130
Gross profit                   251        1,030            629      345
Net earnings (loss)         $ (412)         261             21    ( 124)
                             =====        =====          =====     =====

Basic earnings (loss)
 per share                 $ (.44)         .28           .02      (.13)
                             =====        =====         =====      =====

Diluted earnings (loss)
 per share                 $ (.44)         .06           .01       (.13)
                             =====        =====         =====      =====

The sum of the earnings (loss) per share per quarter may not equal the earnings (loss) per share for the full fiscal year shown on the consolidated statement of operations due to the differences in the weighted average number of shares outstanding during the quarters.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JAMUARY 31, 1998 and 1997



Note 18.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a) Cash and Cash Equivalents, Accounts Receivable, Notes
Receivable, Cash Surrender Value of Life Insurance, Accounts
Payable, Customer Deposits, Accrued Expenses and Notes Payable.
The carrying amounts of cash and cash equivalents, accounts receivable, cash surrender value of life insurance, accounts payable, customer deposits, accrued expenses and notes payable approximate fair value because of their short term maturities and because the notes bear interest that approximate applicable market rates.

(b) Mortgage receivable. Based on the borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $70,600 compared to its carrying amount of $73,927.

(c) Long-term Debt. Based on an independent appraisal obtained by the Company in conjunction with its issuance of B Debentures, and the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of total long-term debt (including current installments) is approximately $564,000 compared to its carrying amount of $306,516.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 19.  Liquidity

As of January 31, 1998, current liabilities of the Company exceeded current assets by $2,640,752. In January 1998, the Compnay authorized the issuance of $600,000 of B Debentures and discontinued its Cant Financing Program. The Company exchanged $340,000 of B Debentures for an equivelant amount of Cant Notes. During the first quarter of fiscal 1999, the Company issued $250,000 of the remaining $260,000 B Debentures. The Company has not been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations, together with the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1998, and are expected to do so in fiscal 1999 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the maturity date of the B Debentures when they mature in May 1999 or a reduction in vendor assistance could further reduce its liquidity and, eventually, force the Company to cease operations.


Note 20.  Subsequent Events

On April 20, 1998, an officer/shareholder of the Company exercised the right to convert his B Debentures into common stock. The total original principal amount of B Debentures converted was $275,000. The Company issued 1,375,000 shares of common stock pursuant to the holder's election to convert. Further, on April 20, 1998, the same officer/shareholder exercised the right granted by the related stock purchase warrants to purchase 687,500 shares of the Company's common stock. Total proceeds from the exercise of the warrants was $257,812.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                               DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Compnay's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Richard C. Farr      70   1982     Special Administrative Assistant to
                                     the President
Samuel J. Padula     75   1985      Special Administrative Assistant to
                                     the President
Reginald W. Ray, Jr. 68   1982      Special Administrative Assistant to
                                     the President
John D. Shepherd     53   1982     Chairman of the Board; President and Chief
                                      Executive Officer; Treasurer

Business Experience
-------------------

   Richard Farr was, until his resignation from those offices on July 8, 1997, Chairman of the Board of the Company since January 1990 and President and Treasurer of the Company since December 1991. Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a Member of the Office of Chief Executive, which position he resigned on July 8, 1997. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West hartford, Connecticut, for more than the past five years. From January 1987 to December 1991, Mr. Farr was a Special Administrative Assistant to the President, a position he has resumed since his resignation in July 1997.

Samuel J. Padula has been Presidnet and Chief Executive Officer of Padula Construction Corp., a real estate development and construction firm in Oceanport, New Jersey, for more than the past five years. Since January 1987, Mr. Padula has been a Special Administrative Assistant to the President. Mr. Padula was, until his resignation from that office in December 1997, a member of the Company's Office of the Chief Executive since May 1997.

   Reginald W. Ray, Jr. has been President of The Hunter Corporation, a commercial construction firm in Westport, Connecticut, for more than the past five years. Since January 1987, Mr. Ray has been a Special Administrative Assistant to the President.

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer and Treasurer of the Company since December 1997. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, since June 1992 and a private investor since May 1991. Mr. Shepherd was Co-Chairman and Treasurer of Aquatherm Products Corporation, a manufacturer and distributor of health care products for home and institutional use, in Rahway, New Jersey, from January 1986 to May 1991. From January 1987 until December 1997, Mr. Shepherd has been a Special Administrative Assistant to the president, and from May 1997 until December 1997 Mr. Shepherd was a member of the Company's Office of the Chief Executive.

   No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registerd as an investment company under the Investment Company Act of 1940.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financialreporting systems, consists of Mr. Padula. Mr. Padula was joined on that committee by two former directors, Mr. Apple and Ms. Considine(Mr. Apple resigned as a director in December 1997; Ms. Considine resigned as s director in January 1998). The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Padula, Ray and Shepherd. The Strategy Committee, whose function is to make recommendations to the board on the future business direction of the Company, consists of Messrs. Ray and Shepherd. The Company does not have a standing nominating committee or any committee performing a similar function.

                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below oposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd 1  53   Chairman of the Board; President and Chief Executive
                         Officer; Treasurer

William J. Thyne 2  49   Chief Financial Officer; Secretary
-----------------------------------------------------------------------------
1 Mr. Shepherd was elected to these current positions by the Board of Directors effective December 1997 to serve in these capacities until the next Annual Meeting of Shareholders. In May 1997, the Board of Directors created The
Office of Chief Executive to replace the position of Chief Executive Officer. Messrs. Apple, Padula and Shepherd were elected by the Board of Directors to fill The Office of Chief Executive, to serve until the 1997 Annual Meeting of The Board of Directors, at which time they would be nominated to serve in that capacity for the upcoming year. Mr. Apple resigned from the Board of Directors in December 1997. Mr. Padula resigned from The Office of Chief Executive in December 1997.

2 Mr. Thyne was elected to these current positions by the Board of Directors effective January 13, 1998, to serve in those capacities until the next Annual Meeting of Shareholders.

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer and Treasurer since his election to those offices in December 1997. Mr. Shepherd has been president of Sweetbrier Ltd., an equestrian facility, since June 1992 and a private investor since May 1991.
Mr. Shepherd was Co-chairman and Treasurer of Aquatherm Products Corporation, a manufacturer and distributor of health care products for home and institutional use in Rahway, New Jersey, from January 1986 to May 1991.
Since January 1987 until his election to his present offices with the Company Mr. Shepherd has been a Special Administrative Assistant to the President, and from May 1997 until December 1997 a member of the Company's Office of the Chief Executive.

   William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. Prior to that position, Mr. Thyne was Vice President, Finance and Chief Financial Officer of Reliable Racing Supply, Inc., a wholesale and retail distributor of specialized ski equipment and mail order catalog retailer of ski equipment and apparel in Glens Falls, New York from July 1995 to August 1996. Prior to that position, Mr. Thyne was Controller and Chief Financial Officer of Lifeworks International, a wholesale distributor of health food, dietary supplements and health education materials in Clifton
Park, New York from April 1994 to July 1995. Prior to that position, Mr. Thyne was Controller of Capital Spouts, Inc., a manufacturer of plastic spouts to be used with disposable milk and juice cartons, and the related installation equipment, in Albany, New York from September 1993 to January 1994. Prior to that position, and for more than five years, Mr. Thyne was the Vice President, Finance, Chief Financial Officer and Secretary of the Company in
Chestertown, New York.


ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 1999, January 31, 1998 and January 31, 1997.





                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                           Long-term Compensation
             Annual Compensation                  Awards
             ------------------            ----------------------

     (a)          (b)     (c)       (d)          (e)          (f)          (g)          (h)          (i)
                                                                                                      All
                                                 Other       Restricted                              Other
Name and                                         Annual      Stock         Options/     LTIP         Compen-
Principle         Year    Salary    Bonus      Compensation  Award(s)      SAR's        Payout       Sation
Position                   ($)       ($)           ($)        ($)            (#)          ($)          ($)
---------------------------------------------------------------------------------------------------------------
John D. Shepherd, 1999 78,000.00    0.00              0.00    0.00                0      0.00         3,943.00 (2)
Chief Executive   1998      0.00    0.00          5,000.00(3) 0.00                0      0.00         9,300.00 (4)
Officer (1)(6)    1997      0.00    0.00              0.00    0.00           30,000 (5)  0.00             0.00
Leslie M. Apple,  1999      0.00    0.00              0.00    0.00                0      0.00             0.00
Office of Chief   1998      0.00    0.00          3,750.00(3) 0.00                0      0.00         9,750.00 (7)
Executive (6)     1997      0.00    0.00              0.00    0.00           30,000 (5)  0.00             0.00
Samuel J. Padula, 1999      0.00    0.00              0.00    0.00                0      0.00             0.00
Office of Chief   1998      0.00    0.00          5,000.00(3) 0.00                0      0.00         9,750.00 (7)
Executive (6)     1997      0.00    0.00              0.00    0.00           30,000 (5)  0.00             0.00
Richard C. Farr,  1999      0.00    0.00              0.00    0.00                0      0.00             0.00
Former Chief      1998      0.00    0.00         48,750.00(9) 0.00                0      0.00        31,804.00 (10)
Executive         1997      0.00    0.00        104,894.00(11)0.00           75,000 (5)  0.00        36,000.00 (12)
Officer (6)(8)

------------------------------
(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Shepherd was a member of the Office of Chief Executive. Prior to May 1997, and since June 1992, Mr. Shepherd has been a director of the Company.
(2) This amount consists of $2,500 paid for directors' meetings fees, $243 paid for term life insurance and $1,200 paid for interest on an amount advanced to the Company.
(3) These amounts represent an annual salary of $5,000 paid to the directors of the Company. Mr. Apple, who resigned from the Company in December 1997, was paid the pro rata amount of $3,750.
(4) This amount consists of $7,500 paid for directors' meetings fees and $1,800 for interest paid on an amount advanced to the Company.
(5) On June 19, 1996, the Company cancelled all outstanding stock options and issued new stock options at the then current quoted market price. For Messrs. Apple, Padula and Shepherd, 20,000 options were cancelled and replaced with 30,000 options; for Mr. Farr, 40,000 options were cancelled and replaced with 75,000 options.

(6) In May 1997, the Company's board of directors established the Office of Chief Executive. Its members consisted of Leslie M. Apple, Richard C. Farr, Samuel J. Padula and John D. Shepherd, current directors of the Company. The Office of Chief Executive terminated in December 1997, with the election of John D. Shepherd as Chief Executive Officer.
(7)  These amounts represent $9,750 paid for directors' meetings fees.
(8) Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a membeer of the Office of Chief Executive. Mr. Farr resigned from his positions woth the Company, except that of Director, on July 8, 1997.
(9) This amount consists of an annual salary of $5,000 paid to directors and $43,750 paid to Mr. Farr for executive services.
(10) This amount consists of $7,500 paid for director's meetings fees, $9,942 for interest paid on advances made to the Company, and $14,362, which represents the value attributed to personal use of Company automobiles.
(11) This amount consists of a $5,000 annual salary paid to directors, and $99,894 for executive services.
(12) In February 1996, theCompany accrued an expense for a Post Retirement Life Insurance Policy on behalf of Mr. Farr.







Employee Savings Plan

   The Company maintains a defined ocntribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Thirty-eight of the Company's employees are currently eligible to participate in the Plan, twenty-nine of whom have elected to participate. Employees participating in the Plan may elect to defer ompensation up to a maximum permitted by the Internal
Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $10,000 for the 1999 calendar year and $9,500 for the 1998 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment.

   During the fiscal years ended January 31, 1999, 1998 and 1997, $120,314, $4,395 and $28,622, respectively, were paid to employees of the Comapany upon their separation from service to the Company pursuant to the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  The following table identifies each known person to the company to be the beneficial owner of more than five percent of the Company's Common Stock and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and the percentage of the shares of the Company's outstanding Ccommon Stock owned by each such person.
                          Number of Shares              Percent of Out-
                          of common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of May 17, 1999            as of May 17, 1999
-------------------       ----------------------        ----------------------
Richard C. Farr               1,423,302 (1)                    14.9%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              5,001,961 (2)                    52.3%
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 75,000 shares subject to options which are exercisable within 60 days ans (iii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (2) Includes (i) 150,000 shares of the Company's Series B Convertible Subordinated Debentures which are convertible within 60 days,
       (ii) 1,562,500 shares subject to the Company's Series C
       Convertible Subordinated Debentures which are convertible within 60 days, excludes (iii) 250,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's SEries B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership, (vi) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,(viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (ix) 50,000 shares subject to the Company's Series B Convertible Sub-ordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd discliams bene-ficial ownership, (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, and (xi) 312,500 shares subject to the Company's Series C Convertible Subordinared Debentures owned by Mr. Herman R. Shepherd amd Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

Security Ownership of Management

  The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each director of the Company and all directors and officers of the Company as a group and the percentage of the shares of the Company's outstanding Common Stock owned by each director of the Company and all directors and officers of the Company as a group. Except as otherwise noted, the named individual has sole voting power and sole investment power over the securities.

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficialy Owned          Beneficially Owned
Name                    as of May 17, 1999         as of May 17, 1999
---------------         ----------------------     ----------------------
Richard C. Farr           1,423,302 (4)                   14.9%
Samuel J. Padula             35,140 (1)(2)                  .4%
Reginald W. Ray, Jr.        208,802 (1)(3)                 2.2%
John D. Shepherd          5,001,961 (5)                   52.3%
William J. Thyne            160,050 (6)                    1.7%
All officers and
directors as a group
(5 persons)               6,829,255 (7)                   71.5%

  (1) Includes 30,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 2,100 shares owned jointly by Mr. Padula with his wife, Mrs. Eleanor Padula, with whom Mr. Padula shares voting and investment power, and excludes (ii) 263,603 shares heldd by Mrs. Padula as to which Mr. Padula disclaims beneficial ownership, and (iii) 75,000 share subject to warrants which are exercisable within 60 days.

  (3) Excludes 12,702 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (iii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (5) Includes (i) 150,000 shares subject to the Company's Series B Convertible Subordinated Debentures which are convertible within 60 days,
       (ii) 1,562,500 shares subject to the Company's Series C Convertible Subordinated Debentures which are convertible within 60 days; exludes (iii 250,000 shares subject to the Company's Series B Convertible Sub-ordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd amd Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,(ix) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, and (xi) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

  (6) Includes (i) 10,000 shares subject to options which are exercisable within 60 days, (ii) 100,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, and (iii) 50,000 shares subject to warrants which are exercisable within 60 days, excludes (iv) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Glenn E. Thyne, his wife, which are convertible within 60 days, as to which Mr. Thyne disclaims beneficial ownership, and (v) 25,000 shares subject to warrants owned by Mrs. Glenn E. Thyne which are exercisable within 60 days, as to which Mr. Thyne disclaims beneficial ownership.

  (7) Includes (i) 145,000 shares subject to options which are exercisable within 60 days, (ii) 875,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 437,500 shares subject to warrants which are exercisable within 60 days, and (iv) 1,875,000 shares subject to the Company's Series C Convertible Subordinated Debentures which are convertible within 60 days.

There are no agreements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Description of certain transactions and agreements to which the Company and certain officers and directors of the Company are parties are set forth below.


  In August 1984, the Company granted a below-market mortgage loan to Barbara J. Durkish, a Vice President and the Assistant Secretary of the Company, in the amount of $90,000, repayable with interest at the rate of 6% per annum in equal installments over a 35-year period. As of January 5, 1998, Ms. Durkish was no longer an employee of the Company. The outstanding balance of said loan as of January 31, 1999, January 31, 1998 and January 31, 1997 was $72,990, $73,927
and $76,204, respectively. The mortgage balance was current as of January 31, 1998 and 1997, and was two months delinquent at January 31, 1999.

  Richard Considine, the Company's founder, was a perty to a ten-year employemnt agreement with the Company dated March 12, 1986 (the "Employment Agreement").
By mutual agreement between Mr. Considine and the Company, Mr. Considine retired from all positions he held with the company, including his directorship, effective May 1, 1993 (the "Retirement Agreement"). Under the terms of the Retirement Agreement, the Company has agreed, among other things, to repurchase the shares of the Company's Common Stock held by Mr. Considine and/or members of his family in four installments, to pay Mr. Considine certain deferred compensation which had accrued under the Employment Agreement, and to provide Mr. Considine with certain life and health insurance benefits. In addition to retiring from all positions held by him on the effective date of the Retirement Agreement, Mr. Considine agreed to enter into a non-competition agreement with the Company whereby Mr. Considine agreed not to compete with the Company for a fixed period of time not to extend beyond March 12, 1996. Mr. Considine and the members of his family who held shares on the effective date of the Retirement Agreement also entered into a Shareholder Voting Agreement with the Comapny dated as of May 21, 1993. Pursuant to the terms of the Shareholder Voting Agreement, Mr. Considine and the members of his family, who were a party to the agreement, agreed to vote their shares of the Company's Common Stock in accordance with the direction of Mr. Richard C. Farr, the Company's Chairman, President, Chief Executive Officer and Treasurer, or the then-current Chairman of the Board. The total liability related to the Retirement Agreement was $747,689, of which $281,805 related to the redemption of 375,740 shares of the Company's Commom Stock and $465,884 related to accrued deferred compensation and other post-retirement benefits.

  On July 10, 1996, the Company made the final payments to Mr. Considine related to stock redemption and accrued deferred compensation/benefits in the amount of $94,305 and $106,802, respectively. This completed the redemption of the 375,740 shares of the Company's Common Stock held by Mr. Considine and/or members of his family, and accordingly, the Shareholer Voting Agreement terminated.

During the fiscal years ended january 31, 1988 and 1998, the following transcations with officers, directors and shareholders occurred:

   On January 16, 1998, the following officers.directors/shareholders converted $450,000 of Series A Convertible Subordinated Debentures (the "A Debentures") into shares of the Company's common stock:

                                        Amount          Shares
                                       Converted        Issued
                                       ----------       -------

     John D. Shepherd                  $200,000         1,000,000
     Samuel J. Padula                  $ 50,000           250,000
     Richard C. Farr                   $200,000         1,000,000

    On January 30, 1998, the following officers/directors/shareholders exchanged notes payable under the Company's Cant Financing program for Series B Convertible Subordinated Debentures (the "B Debentures") of the equivelant amount:

                                        Amount
                                       Exchanged
                                       ---------

     John D. Shepherd                  $175,000
     Samuel J. Padula                  $ 30,000
     Richard C. Farr                   $125,000

   During March and April 1998, John D. Shepherd(3) and William J. Thyne(3) purchased $210,000(3) and $20,000(3), respectively, B Debentures at 100% of par value. In addition, Mr. Shepherd purchased $30,000 of B Debentures held by Samuel J. Padula.

   On April 20, 1998, John D. Shepherd converted $275,000 of B Debentures into 1,375,000 shares of the Company's common stock. On that date, Mr. Shepherd also exercised warrants related to his B Debentures and purchased 687,000 shares of the Company's common stock for $.375 per share, or a total of $257,812.

   On June 30, 1998, Reginald W. Ray, Jr., a director, converted $25,000 of A Debentures held by him into 125,000 shares of the Company's common stock.

   In June 1998, John D. Shepherd purchased $15,000 of A Debentures held by a former director of the Company. On June 30, 1998, Mr. Shepherd converted the $15,000 of A Debentures into 75,000 shares of the Company's common stock.

-----------------------------------------------------
3 Includes debentures held by family members of the named officer/director/shareholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


 INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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

4.2  Form of SERIES B CONVERTIBLE SUBORDINATED DEBENTURE.
     Filed herewith



4.3   Form of WARRANT TO PURCHASE COMMON STOCK.
      Filed herewith

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

* 21.  List of Subsidiaries.

27.  Financial Data Schedule
     (For electronic filing purposes only)

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1998, or through and including this filing.

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

                           Dated:  May 28, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
       /s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
       and Chief Executive Officer
       and Treasurer
      Dated: May 28, 1999

(ii)  Principal Financial Officer:
       /s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Chief Financial Officer and Secretary
      Dated:  May 28, 1999



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:


      ------------------------
      Richard C. Farr

       /s/ Samuel J. Padula                   April 12, 1999
      ------------------------
      Samuel J. Padula

       /s/ Reginald W. Ray, Jr.               April 12, 1999
      ------------------------
      Reginald W. Ray, Jr.

       /s/ John D. Shepherd                   May 28, 1999
      ------------------------
      John D. Shepherd

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

Exhibit
Number                    Exhibit Description


4.2  Form of SERIES B CONVERTIBLE SUBORDINATED DEBENTURE.

     THIS DEBENTURE HAS BEEN ACQUIRED FOR INVESTMENT AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THIS DEBENTURE MAY NOT BE SOLD OR TRANSFERRED IN THE ABSCENCE OF SUCH REGISTRATION OR
     AN OPINION OF COUNSEL SATISFACTROY TO THE ISSUER THAT SUCH
     REGISTRATION IS NOT REQUIRED BY SAID ACT.

                            LINCOLN LOGS. LTD.

               SERIES B CONVERTIBLE SUBORDINATED DEBENTURE

     No.__________

        Lincoln Logs, Ltd., a New York corporation (the "Corporation"0, for value received, hereby promises to pay ___________(the "Holder" and together with all other holders of the Corporation's Series B Convertible Subordinated Debentures, the "Holder") on may 15, 1999, (the "Due Date") the sum of _____________Thousand ($__________) Dollars, together with interest which has accrued thereon from the date hereof at the rate of 12% per annum, which interest shall be paid to the Holder quarterly in arrears on May 1, August 1, November 1 and February 1 of each year commencing may 1, 1998. Interest on this Debenture will accrue from the most recent date as to which interest has been paid or, if no interest has been paid, from the date hereof. All payments of principal and interest hereunder shall be made ratably among the Holders in proportion to the principal amount of these Debentures held by the Holders then outstanding. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

        This Debenture is one of an issue known as the Corporation's Series
     B Convertible Subordinated Debentures (the "Series B Debentures"), in the total aggregate amount of $600,000, duly authorized, all of like tenor, except the variations necessary to express the name of the Holder, the number and the principal amount of each Debenture.

        The Corporation reserves the right, upon 60 days' notice delivered by the Corporation to the holders of the Series B Convertible Subordinated Debentures at any time and from time to time, to repay all or any portion of the principal amount of all Series B Debentures on a pro-rata basis, together with any unpaid interest which has accrued thereon to the date of prepayment. Notice of such prepayment will be mailed by first-class mail, postage prepaid, not less than 60 days prior to the date set for such prepayment. On and after any prepayment date, interest shall cease to accrue on the Series B Debentures or portions thereof which shall have been prepaid.

        The Holder shall have the right to convert this Series B Debenture, or any portion hereof provided such portion is equal to at least $10,000 or integral multiples thereof in principal amount, into shares of the Corporation's Common Stock at any time on or after thirty (30) days from the date of this Series B Debenture and prior to the Due Date, including any time during the period following the delivery by the Corporation of its notice to prepay all or any portion of the Debentures as provided in the immediately preceeding paragraph. If the Holder elects to exercise this conversion option, in whole or in part, the Holder shall deliver to the Corporation at its pricnipal office a written notice of such ekection substantially in the form attached hereto as Annex I for conversions occuring prior to any Conversion Shares (as defined below) being registered under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or Annex II for conversions occurring after such registration (each, a "Converiosn Notice"), together with this Series B Debenture. Upon receipt by the Corporation of teh Conversion Notice and this Series B Debenture (such date of receipt by the Corporation, hereinafter the "Date of Conversion") this Series B Debenture shall be converted into shares of the Corporation's Common Stock at the rate of one (1) share of the Corporation's Common Stock (the "Conversion Shares") for each $.20 in principal then owned to the Holder pursuant to this Series B Debenture; provided, however, that the number of conversion
     Shares to be issued to the Holder upon a conversion of this Series B Debenture shall be adjusted for any reclassification, consolidation, merger, subdivision, combination, stock dividend or split of the Corporation's issued and outstanding Common Stock which are duly authorized and effected between the date of this Series B Debenture and the Date of Conversion shall be paid to the Holder by the Corporation. Interest on the principal amount of the Series B Debentures converted pursuant to the terms of this paragraph shall ceade to accrue upon the Date of Conversion; provided, however, that in the event less than the entire principal amount of this Series B Debenture is converted pursuant to the foregoing, then any accrued interest which is unpaid on only that portion of the Series B Debenture to be converted on the Date of Conversion shall be paid to the Holder by the Corporation and interest only on that portion of the principal to be converted shall cease to accrue upon the Date of Conversion. Within 10 days following the Corporation's receipt of the Conversion Notice, the Corporation will issue a stock certificate representing the Conversion Shares to the Holder and pay to the Holder any accrued interest owed to such Holder, and, in the event the Holder elects to convert only a portion of the Series B Debenture, the Corporation shall deliver to the Holder a new Series B Debenture for the principal amount thereof not converted.

        The indebtedness evidenced by this Series B Debenture shall be subordinate and subject in right of payment to the prior payment in full of (1) the Corporations' Series A Convertible Subordinated Debentures outstanding at 5 p.m. Eastern Time January 30, 1998 (the "Series A Debentures"); and (2) up to seven hundred fifty thousand ($750,000.00) of commercial bank indebtedness (the "Commercial Bank Indebtedness"; the Commercial Bank Indebtedness and the Series A Debentures, collectively referred to herein as the "Senior Indebtedness") which the Corporation may incur after January 30, 1998.

        Upon the occurrence and continuation of an Event of Default )as defined in the Security Agreement dated the date hereof between the Corporation and the Holders), the holders of at least a majority of the aggregate principal amount of the Series B Debentures then outstanding may immediately, or if any Senior Indebtedness is outstanding, following the earlier of (i) ten days after written notice has been given by the Holders calling the default to the Holders of the Senior Indebtedness of the attention to accelerate the maturity of the Series B Debentures; or (ii) such earlier date following such notice as the Senior Indebtedness shall have been accelerated, declare the principal amount of the Debentures to be due and payable immediately.

        This Series B Debenture is secured by the security interest granted by the Corporation to the Holders of the SEries B Debentures in (i) a certain Security Agreement dated the date hereof between the Corporation and the Holders of the Series B Debentures, and (ii) certain mortgages on parcels of real property owned by the Corporation and is entitled to the benefits thereof.

        IN WITNESS WHEREOF, the undersigned has executed and delivered this Debenture effective as of the 30th day of January, 1998.

                                         LINCOLN LOGS, LTD.
                                         By:  ________________
                                              John D. Shepherd
                                              President

     [Corporate Seal]

     Attest:
     _____________________
     William J. Thyne
     President


4.3   Form of WARRANT TO PURCHASE COMMON STOCK.

                              LINCOLN LOGS, LTD.

     Neither this Warrant nor the shares of Common Stock issuable upon exercise of this Warrnt have been registered under the Securities Act of 1933 (the "Act") , and this Warrant cannot be exercised, sold of transferred, and the shares of Common Stock issuable upon exercise of this Warrant cannot be sold or transferred, unless and until they are so registered or unless exemption from registration under the Act is then available.

     No._________                                      Warrant to Purchase
                                                       __________ Shares of
                                                       Common Stock


                            WARRANT TO PURCHASE COMMON STOCK

        This is to certify, for value received, ________ (the "Holder) or registered assisns is entitled to purchase from Lincoln Logs, Ltd., a New York corporation, (the "Company"), subject to the provisions of this Warrant, an aggregate of _________- fully paid and non-assessable shares of the Company's par value $.01 Common Stock (the "Common Stock"), at the price per share set forth below in Section1 hereof, at anytime after the date hereof through and including the time period more particu-larly described in Section 1 (the "Expiration DAte"). The number of shares of Common Stock may be adjusted from time to time as hereinafter set forth. The shares of Common Stock deliverable upon such exercise, and as adjusted from time to time, are hereinafter referred to as the "Warranty Shares", and the exercise price of a share of Common Stock in effect at any time, and adjusted from time to time, is hereinafter referred to as the "Exercise Price".

        1. Exercise of Warrnt. Subject to the provisions of Section 9 hereof, this Warrant me be exercised in whole or in part at any time on or after the date hereof up to and including the Expiration Date, by presentation and surrender of this Warrant (properly endorsed, if required) to the Company at its office at Riverside Drive, Chestertown, New York 12817, or at the office of its Warrant Agent, if any, with the Purchase Form annexed hereto duly executed and accompanied by payment by certified check or bank draft of the Exercise Price for the number of shares specified in such Purchase Form. If this Warrant should be partially exercised, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder hereof to purchase the number of shares of Common Stock with respect to which this Warrant shall not then have been exercised. Upon receipt by the Company of this Warrant at its office, or by the Warrant Agentof the Company, if any, at its office, in proper form for exercise, the Holder hereof shall be deemed to be the Holder of record of the shares of Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Common Stock shall not then be actually delivered to the holder hereof.

        2. Exercise Date. This Warrant and all rights hereunder shall expire and be null and void to the extent not exercised on or before the date which is the earlier of (a) January 31, 2003, or (b) the tenth (10th) day prior to the Company's anticipated filing date with the Securities and Exchange Commission of a registration statement to conduct a public offering of any of its securities, provided, that the holder has recieved notice, of such anticipated filing at least sixty (60) days prior to the Company's anticipated filing date.

        3.  Call Rights.  Notwithstanding Section 2, above, beginning
     August 6, 1998, the Company shall have the right, from time to time, on ninety (90) days prior written notice to the Holder of Holders hereof, to redeem and cancel all or any portion of the then unexercised rights hereunder by tendering to such Holder(s) certified funds in an amount equal to the Exersice Price then in efect multiplied by the number of Warrant Shares then unissued hereunder.

        4. Exercise Price. The Exercise Price of the shares of Common Stock purchasable hereunder (the "Exercise Price") shall be thirty-seven and one-half cents ($0.375) per share.

        5. Shares to be Fully Paid; Reservation of Shares. The Company covenants and agrees that all Warrant Shares will, upon issuance, be fully paid and non-assessable and free from all taxes, liens and charges with respect to the issue thereof. The Company further covenants and agrees that during the period within which the rights represented by this Warrant may be exercised, the company will at all times have authorized, and reserved for the purpose of issue or transfer upon exercise of the rights represented by this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant.

        6. Fractional Shares. No fractional sharess or scrip representing fractional shares shall be issued upon the exercise of this Warrant.

        7. Loss or Mutilation of Warrant. Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction, or mutilation of this Warrant, and (in the case of loss, theft, or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver to the Holder hereof a new Warrant of like tenor and date.

        8. Rights of the Holder. The Holder of this Warrant shall not, by virtue hereof, be entitled to any rights of a shareholder in the Company, either at law or in equity, and the rights of such Holder are limited to those expressed in this Warrant and are not enforceable against the Company except to the extent set forth herein.

        9. Stock Dividends, Reclassification, Reorganization, Anti-Dilution Provisions, etc. This Warrant is subject to the following furhter provisions:

          (a) In the event, prior to the expiration of this Warrant by exercise or by its terms, the Company shall issue sny shares of tis Common Stock as a stock dividend or subdivide the number of outstanding shares of Common Stock into a greater number of sharees, then, in either of such events, the Exercise price per share of the Warrant Shares purchasable pursuant to this Warrant in efect at the time of such action shall be proportionatley reduced and the number of Warrant Shares at the time purchasable shall be proportionatley increased; and, conversely, in the event the Comapny shall contract the number of outstanding shares of Common Stock by combining such shares into a smaller number of shares, then, in such event, the Exercise Price per share of the Warrant shares purchasable pursuant to this Warrant in effect at the time of such action shall be proportionately increased and the number of Warrant Shares at the time purshasable pursuant to this Warrant shall be proportionately decreased. Any dividend paid or distributed upon the Common Stock in stock of any other class of securities convertible into shares of Common Stock shall be treated as a dividend paid in Common Stock to the extent that shares of Common Stock are issuble upon the conversion thereof.

          (b) In the event, prior to the expiration of this Warrant by exercise or by its terms, the Company shall be recapitalized by reclassifying its outstanding Common Stock into stock with a different par value or the Company or a successor corporation shall be consolidated or merge with or convey all or substantially all of its or of any successor corporation's property and assets to any other corporation or corporations (any such corporation being included within the meaning of the term "successor corporation" in the event of any consolidation or merger of any such corporation to, another corporation or corporations), in echange for stock of securities of a successor corpration, the Holder of this Warrant shall thereafter have the right to purchase upon the terms and conditions and during the time specified in this Warrant, in lieu of the Warrant Shares thereofre purchasable upon the exercise of this Warrant, the kind and amount of shares of stock and other securities receivable upon such recapitalization or consolidation, merger or conveyance by a Holder of the number os shares of Common Stock which the Holder of this Warrant might have purchased immediately prior to such recapitalization or consolidation, merger or conveyance.

          (c) Upon th occurrence of each event requiring an adjustment of the Exercise Price and of the number of Warrant Shares purchasable at such adjusted Exercise price by reason of such event in accordance with the provisions of this Section 9, the Company shall forthwith employ a firm of certified public accountants of recognized standing (who may be the Company's regular accountants) who shall (i) compute the Ajusted Exercise price and the adjusted number of Warrant Shares purchasable at such adjusted Exercise priceby reason of such event in accordance with the provisions of this Section 9, and (ii) prepare a certificate (the "Accountant's Certificate) setting Warrant Shares purchasable at such adjusted Exercise price, which Accountant's Certificate shall state in detail the facts upon which such conclusions are based. The Company shall forthwith amil to the Holder of this warrant a copy of the Accountant's Certificate, and thereafter the Accountant's Certificate shall be conclusive and shall be binding upon such Holder unless contested by such holder by written notice within ten (10) days after receipt by such Holder of the Accountant's Certificate.

          (d)  In the event;

               (i) the Company shall take a record of the Holders of its Common Stock for the purpose of rntitling them to receive a dividend or any other distribution in respect of the Common Stock (including cash), pursuant to, without limitation, any spin-off, split off or distribution of the Company's assets; or
               (ii) the Company shall take a record of the holders of its Common Stock for the purpose of entitling them to subscribe for or purchase any shares of stock of any class or to recieve ay other rights; or
               (iii) of any classification, reclassification or other reorganization of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, or conveyance of all or substantially all of the assets of the Comapny; or
               (iv) of the voluntary or involuntary dissolution, liquidation or winding up of the Company;

             then, in any such eventm the Company shall mail to the Holder of this Warrant, at least sixty (60) days prior thereto, a notice stating the date or expected date on which a record is to be taken for the purpose of such dividend or distribution of rights, or the date on which such classification, reclassification, reorganization, consoli-dation, merger, conveyance, dissolution, liquidation, or winding up is to take place, as the case may be. such notice shall also specify the date or expected date (the "Record Date"), if any is to be fixed, as of which Holders of Common Stock of record shall be entitled to participate in said dividend or distribution of rights, or shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such classification, reclassi-fication, reorganization, consolidation, merger, conveyance, dis-solution, liquidation, or winding up, as the case may be. Upon receipt of such notice, the holder hereof shall have the option to either
        (1) exercise this Warrant at the then-prevailing Exercise Price, or
        (2) have the Company redeem the Warrant at a price per share of Common Stock equal to $0.01 per share. In the event that the Holder hereof elects to exercise the warranr, such exercise must be complete by the Record Date in order for the Holder hereof to participate in said dividend or diatribution of rights, or be entitled to exchange such Holder's shares of Common Stock for securities or other property deliverable upon such classification, reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation, or winding up, as the case may be. The failure to give such notice shall not affect the validity of any such proceeding or transaction and shall noe affect the right of the Holder of this Warrant to participate in said dividend, distribution of rights, or any such exchange.

          (e) In the event, prior to the expiration of this Warrant by exercise or by its terms, the company shall dissolve, liquidate, or wind up its affairs, the Holder of this Warrant may thereafter receive upon exercise hereof in lieu of each share of Common Stock of the Company which he would have been entitled to receive, the same kind and amount of any securities or assets as may be issuable, distributable or payable upon any such dissloution, liquidation or winding up with respect to each share of Common Stock of the Company had he exercised this Warrant immediately prior to the effective date of such event.


        10. Officer's Certificate. Whenever the Exercise price and the number of Warrant Shares purchasable upon exercise of this Warrant shall be adjusted as required by the provioions of the foregoing Section 9, the Company shall forthwith file is the custody of its Secretary at its principal office, and with the Warrant Agent, if any, an officer's certificate showing the adjusted Exercise Price and the number of Warrant Shares purchasable upon exercise of this Warrant determined as therein provided, setting forth in reasonable detail the facts requiring such adjustment and such other facts as shall be necessary to show the reason for and the manner of computing such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by the Holder of this Warrant and the Company shall, forthwith after each such adjustment, mail a copy of such officer's certificate to the Holder of this Warrant.

        11. Transfer to Comply With the Securities Act of 1933. neither this Warrant, the Warrant shares, nor any other security issued or issuable upon exercise of this Warranty may be sold or otherwise disposed of except as follows:
             (a) to a person who, in the opinion of counsel reasonably satisfactory to the Company, is a person to wom this Warrant or the Warrant Shares may legally be transferred without registration and without the delivery of a current prospectus under the Securities
        Act of 1933, as amended (the "Act") with respect thereto and then only against receipt of an agreement of such person to comply with the provisions of this Section 11 with respect to any resale or other disposition of cush securities; or
             (b) to any person upon delivery of a prospectus then meeting the requirements of the Act relating to such securities and the offering thereof for such sale or disposition.

     It is understood that the company will cause to be placed upon certificates for shares of common Stock issued upon the exercise of this Warrant a legend referring to the conditions set forth in this Section 11 which legend shall read substantially as follows:
              "The Shares represented by this certificate have been
               acquired for investment and have not been registered under the Securities Act of 1933. Such shares may not be sold or transferred in the absence of such registration or an opinion of counsel satisfactory to the Issuer that such registration is not required by said Act."

        12.  Public Offerings.
            (a) In the event the Company shall undertake to sell shares of the Common Stock to the public in n underwritten offering under Act (a "Public Offering"), the Holder of this Warrant hereby agrees not to sell or otherwise dispose of any shares of common Stock acquired by such Holder upon the exercise of this Warrant, in whole or in part, until the expiration of whatever reasonable period (the "lock-up period") is imposed by the lead underwriter except as otherwise provided in paragraph (b) of this Section 12.
            (b) At any time following the date hereof until such time as the Holder(s) of this Warrant is capable of selling all of the Warrant Shares then held by it witin three months pursuant to Rule
        144 promulgated under the Act, if the Company proposes to file a registration statement under the Act with respect to an offering by the Company of its own account or for the account of any shareholder (other than a registration statement on form S-4 or S-8 or any similar form that may be adopted by the Commission), then the Company shall give written notice of such proposed filing to the Holder(s) of this Warrant as soon as practicable (but in no event less than 10 business days before the anticipated filing date), and such notice shall offer the Holder(s) of this Warrant the opportunity to include some or all of its Warrant Shares in such registration
        (a "Piggy-BAck Registration"). The Holder(s) of this Warrant shall be entitled with respect to any duly issued Warrant Shares, on a pro rata basis, to the same registration rights that are granted in a Public Offering to any person who is a shareholder of the Company's common Stock.

        13. Warrants Transferable. Subject to the applicable provisions of the Act and of Section 11 hereof, this Warrant and all rights hereunder are transferable, in whole or in part, without charge to the Holder hereof, at the office of the Comapny or its Warrant Agent, if any, by the Holder hereof in person or by duly authorized attorney, upon surrender of this Warranty properly endorsed. Each taker and Holder of this Warrant, by taking or holding the same, consents and agrees that this warrant, when endorsed in blank, shall be deemed negotiable, and that the Holder hereof, when this Warrant shall have so endorsed, may be treated by the Company and all other persons dealing with this Warrant as the absolute owner hereof for any purpose and as the person entitled to exercise the rights represented by this Warrant, and to the transfer hereof on the books of the Comapny, any notice to the contrary notwithstanding; but until such transfer on such books, the Company may treat the registered Holder hereof as the holder of this Warrant for all purposes.

        14. Descriptive Headings and Governing Law. The descriptive headings of several paragraphs of this Warrant are inserted for convenience only and do not constitute a substantive part of this Warrant. This Warrant is being delivered and is intended to be performed in and governed by the laws of the State of New York without regard to any conflict of laws or choice of rules.

        15. Authorization. the execution and delivery of this Warrant, and the issuance and delivery of the shares upon the exercise hereof, have been duly authorized by all such proper corporate proceedings, and will not contravene or constitute a default under or with respect to any provision of applicalbe law or regulation or of the Company's Certificate of incorporation or By-lawss, or of any agreement or other instrument binding upon or related to the Company, and constitutes the legal, valid and binding obligation of the Company enforceable in accordance with its terms.

        IN WITNES WHEREOF, the Company has caused this Warrant to be signed and delivered by its fuly authorized officer under its corporate seal effective as of the 30th day of January, 1998.

                                           LINCOLN LOGS, LTD.

                                           By: ________________
                                               Secretary

     [CORPORATE SEAL]