Form 10QSB
period 1998-04-30
LINCOLN LOGS LTD
filed 1999-05-28
CIK 717422

UNITED STATES
		             	SECURITIES AND EXCHANGE COMMISSION
				                 Washington, D. C.   20549


                   				   	FORM 10-QSB

         		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
       		         OR THE SECURITIES EXCHANGE ACT OF 1934


             			For the quarterly period ended April 30, 1998

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
Yes ________      No___X______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          		Class				                       Outstanding at May 17, 1999
	Common Stock,  $  .01 par value			               5,542,059





		                  	LINCOLN LOGS LTD. AND SUBSIDIARIES

                      					      INDEX

									                                               	Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

  	Consolidated balance sheets as of April 30, 1998
		   and January 31, 1998                                  	3  -  4

  	Consolidated statements of operations
		   for the three months ended April 30, 1998
		   and 1997                           	                  	5

   Consolidated statements of changes in
      stockholders' equity (deficiency) for the
      three months ended April 30, 1998 and the
      twelve months ended January 31, 1998                   6

   	Consolidated statements of cash flows
	      for the three months ended April 30, 1998
	      and 1997                            	                 7

   	Notes to consolidated financial statements	              8  - 11

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
         			OF FINANCIAL CONDITION AND RESULTS
	         		OF OPERATIONS			                                 12 - 15


PART  II.   OTHER INFORMATION				                            16


SIGNATURES						                                             17











                                 - 2  -

                    			 LINCOLN LOGS LTD. AND SUBSIDIARIES
		                     	CONSOLIDATED BALANCE SHEETS
		                      APRIL 30, 1998 AND JANUARY 31, 1998

             	                				   ASSETS
                                     ------


                                       		     April 30,     January 31,
                                  	      	     1 9 9 8        1 9 9 8
                                             (Unaudited)    (Audited)
                                              ------------  -----------

CURRENT ASSETS:
   Cash and cash equivalents			              $  268,416    $  124,307
   Trade accounts receivable, net of$17,000
    	allowance for doubtful accounts	           269,216       103,910
   Inventories (principally raw materials)      862,767       755,210
   Prepaid expenses and other current
     assets		                                   377,444       339,892
   Mortgage receivable           			              1,838         1,779
                                              ----------    ------------
      	Total current assets		                 $1,779,681    $1,325,098
                                              -----------   ------------
PROPERTY, PLANT AND EQUIPMENT:
   Land	                                      		 784,800	      784,800
   Buildings and improvements			               2,186,953     2,162,883
   Machinery and equipment			                  	 625,848       625,848
   Furniture and fixtures			                   1,331,288     1,316,883
   Transportation equipment			                   148,595	      152,103
                                             ------------    ----------
                                       	       5,077,484     5,042,517
   Less:  accumulated depreciation            (3,320,868)   (3,284,868)
                                             ------------   -----------
      	Total property, plant and
	        equipment  -  net		                   1,756,616     1,757,649
                                               ---------     ---------

OTHER ASSETS:
   Mortgage receivable                   	        72,148        72,148
   Assets held for resale			                      38,189	       38,189
   Cash surrender value of life insurance,
    net of loan of $86,400 at January 31, 1998
    and $76,400 at April 30, 1998                 15,456         5,456
   Deposits and other assets			                    1,403           988
   Intangible assets, net of amortization         15,188        17,620
                                                 -------      ---------
      	Total other assets                        142,384       134,401
                                                 --------     ---------

TOTAL ASSETS	               		                 $3,678,681     $3,217,148
                                              ===========    ==========

                                              ( continued )

                             						-  3  -




                        LINCOLN LOGS LYD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        APRIL 30, 1998 AND JANUARY 31, 1998

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  April 30,      January 31,
                                                  1 9 9 8        1 9 9 8
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $   25,000      $   25,000
    Others                                         239,001         245,587
  Note payable                                     292,373         430,500
  Trade accounts payable                           970,351       1,144,959
  Customer deposits                              2,092,881       1,287,212
  Accrued payroll, related taxes and
    withholdings                                    42,051          78,505
  Accrued income taxes                                 --              525
  Due to related parties                           152,328         152,328
  Accrued expenses                                 424,844         601,234
                                                ----------        ----------
     Total current liabilities                   4,238,829        3,965,850

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               229,030          30,710
     Others                                         13,404             930
  Other                                              5,197           4,289
Other long-term liability                           92,184          92,184
                                                -----------      ----------
    Total liabilities                            4,578,644        4,093,963
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      5,796,299 and 3,729,999 shares                 57,963          37,300
  Additional paid-in capital                      5,370,604       4,641,705
  Accumulated deficit                            (5,444,095)     (4,671,385)
                                                 -----------      ----------
                                                    (15,528)          7,620
  Less:  cost of 504,240 shares of common
     stock in treasury at April 30, 1998
     and January 31, 1998                          (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' deficiency                (899,963)       (876,815)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $3,678,681      $3,217,148
                                              =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               April 30,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $1,446,359  $1,601,498

COST OF SALES                               992,280   1,032,743
                                         ----------  ----------
GROSS PROFIT                                454,079     568,755
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               208,008     208,920
  Selling, general and administrative       540,347     594,153
                                         ----------  ----------
   Total operating expenses                 748,355     803,073
                                         ----------  ----------
(LOSS) FROM OPERATIONS                     (294,276)   (234,318)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             5,178      13,490
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 5)                 (451,619)        --
    All other                               (36,146)    ( 54,983)
                                          ----------  ----------
     Total interest expense                (487,765)    ( 54,983)
                                          ----------  ----------
  Other                                       4,153        2,564
                                          ----------  ----------
   Total other income (expense) - net      (478,434)     (38,929)
                                          ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (772,710)    (273,247)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET (LOSS)                                $(772,710)   $(273,247)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.22)      $(.29)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                              						-  5  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED APRIL 30, 1998 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 1998

                                                                                                                          Total
                                           Number         Par         Additional                                       stockholders'
                                             of          value          paid-in     (Accumulated       Treasury            equity
                                           shares        amount         capital        deficit)          stock         (deficiency)
                                          ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1997               1,449,999     $  14,500     $3,894,286     $(3,346,640)     $(  884,435)     $(   322,289)

Common stock issued upon exercise
  of stock options                           30,000           300          5,419              --               --             5,719

Debt converted to commom stock            2,250,000        22,500        427,500              --               --           450,000

Amount assigned to subordinated debenture
  beneficial conversion and warrants             --            --        314,500              --               --           314,500

Net loss - 1998                                  --            --             --       (1,324,745)             --        (1,324,745)
                                           ----------     ----------     ----------     ----------     -------------   -------------
Balance at January 31, 1998                3,729,999     $  37,300     $4,641,705     $(4,671,385)    $(  884,435)     $(   876,815)

Common stock issued upon exercise
  of stock options                             3,800            38            887              --             --                925

Debt converted to common stock             1,375,000        13,750        245,825              --             --            259,575

Common stock issued upon exercise of
  stock purchase warrants                    687,500         6,875        250,937              --             --            257,812

Amount assigned to subordinated debenture
  beneficial conversion and warrants            --              --        231,250              --              --           231,250

Net loss - 3 months ended April 30, 1998        --              --             --        ( 772,710)            --       (   772,710)
                                           ----------     -----------   ----------     ------------     ----------    --------------
Balance at April 30, 1998                   5,796,299     $   57,963    $5,370,604      $(5,444,095)   $(  884,435)   $(   899,963)
                                           ==========    ============   ===========     ============   =============  =============

See accompanying notes to consolidated financial statements.


                                  						-  6  -

                   	   LINCOLN LOGS LTD. AND SUBSIDIARIES
	              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              	         MONTHS ENDED APRIL 30, 1998 AND 1997
                          	   (UNAUDITED)
      	                                      Three Months Ended
                                                April 30,
                                          ----------------------------
                                           1 9 9 8          1 9 9 7
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss)                            	$ ( 772,710)   $ ( 273,247)
  Adjustments to reconcile net(loss)to net
   cash provided (used) by operating activities:
     Depreciation and amortization             38,432         34,430
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                           451,619              --
     Compensation related to exercise of
       stock option                               925              --
  Changes in operating assets and liabilities:
   (Increase) in trade accounts receivable    (165,306)      (131,152)
   (Increase) decrease in inventories 	       (107,557)       161,625
   (Increase) in prepaid expenses and
       other current assets	                   (37,552)       (82,635)
   (Decrease) in trade accounts payable       (174,608)      (302,972)
   Increase in customer deposits               805,669         59,364
   (Decrease) increase in accrued expenses
       and other current liabilities	         (212,844)        68,752
   Increase in due to related parties	             --          25,293
   (Decrease) in accrued and prepaid
       income taxes	                              (525)          (769)
                                            ------------    --------------
Net cash provided (used) by
  operating activities	                       (174,457)       103,687
                                            ------------    ---------------
INVESTING ACTIVITIES:
   (Additions) to property, plant and equipment (34,967)         (2,224)
   (Increase) in deposits and other assets        (474)             --
   Decrease in due from related parties              --             399
                                             ------------     --------------
   Net cash (used) by investing activities      (35,441)         (1,825)
                                             ------------    --------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series B Convertible
     Subordinated Debentures                     240,000              --
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                           257,812              --
  Repayments of notes payable 	                 (128,127)             --
  Repayment of loan against cash surrender
     value of life insurance policy              (10,000)              --
  Repayments of long-term debt                    (5,678)           (5,400)
                                             ----------------     -----------
   Net cash provided (used) by financing
      activities 	                                354,007           (5,400)
                                             ----------------     -----------
Net increase in cash and cash equivalents        144,109             96,462

Cash and cash equivalents at beginning of period 124,307           359,107
                                              --------------      -----------
Cash and cash equivalents at end of period     	$268,416           $455,569
                                             ===============      ==========

See accompanying notes to consolidated financial statements.
                                   						-  7  -

                    			 LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                      	APRIL 30, 1998 AND 1997

(1)  BASIS OF PRESENTATION

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

  The results of operations for the three-month periods ended April 30, 1998 and 1997 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
January 31, 1998.

(2)  EARNINGS (LOSS) PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods.
The weighted average number of common shares used to compute basic loss per share was 3,482,211 and 945,759 for the three-month periods ended April 30, 1998 and April 30, 1997, respectively.

   Diluted loss per share is computed based on the weighted average number of common shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit nor expense was accrued in the three months ended April 30, 1998 and 1997.

(4)  RECLASSIFICATIONS

   Certain amounts in the April 30, 1997 financial statements have been reclassified to conform with the presentation in the April 30, 1998 financial statements.

(5)  INDEBTEDNESS

   The Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures") in July 1993, and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures") (collectively the "Debentures"), B Debentures totaling $340,000 were outstanding at January 31, 1998 and an additional $250,000 were issued during the three-month period ended April 30, 1998. As discussed below, $275,000 of B Debentures were converted into the Company's common stock during the three-month period ended April 30, 1998. The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures are due on June 30, 1998, and the B Debentures are due on May 15, 1999. The A Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1,1996. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The holders of the Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price for the Company's common stock, $.375, on the committment date. The number of shares of common stock originally subject to warrants was 1,475,000, fifty (50%) of the number subject to conversion.
The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock at the date the B Debentures were issued ($.375 per share). The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued the Company ssigned a value of two ($.02) cents to each warrant to purchase one share of common stock with $17,000 being recorded in the fourth quarter of fiscal 1998 and $12,500 being recorded in the first quarter of fiscal 1999. This amount, totaling $29,500, has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is being amortized to interest expense over the life of the B Debentures. For the three-month period ended April 30, 1998, $3,435 has been amortized to interest expense related to the debt discount attributable to stock purchase warrants.

   The difference between the quoted market value for the Company's common stock on the B Debentures committment date, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. For this item, $297,500 was recorded in the fourth quarter of fiscal 1998 and $218,750 was recorded in the first quarter of fiscal 1999. This amount, totaling $516,250, is being amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. For the three-month period ended April 30, 1998, $448,184 has been amortized to interest expense related to the beneficial conversion feature.

   On April 20, 1998 a certain shareholder who was an owner of B Debentures exercised his right to convert his holdings into common stcok of the Company. The total amount of B Debentures converted into common stock of the Company was $275,000. Further, this same shareholder exercised his right to purchase common stock of the Company pursuant to the stock purchase warrants issued as a component of the B Debentures. The Company issued 1,375,000 shares of common stock pursuant to the owner's election to convert the B Debentures, and paid accrued interest to the shareholder to the date of conversion. The Company issued 687,500 shares of common stock pursuant to the owner's exercise of his stock purchase warrants.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 1998, cash was paid in the amounts of $25,752 for interest and $525 for income taxes. During the three months ended April 30, 1997, cash was paid in the amounts of $54,983 for interest and $769 for income taxes.

Non-cash investing and financing activity:

   During April 1998 a holder of a Cant Note in the amount of $10,000 exchanged that Note for a B Debenture in the amount of $10,000.

   During April 1998, the Company recorded an increase of $13,750 in common stock and an increase of $245,825 in additional paid in capital with a corresponding reduction of debt of $259,575 as the result of the exercise of the right of conversion of certain B Debentures.

   During the first quarter of fiscal 1999, the Company recorded an increase in B Debentures in the amount of $451,619, and a charge to interest expense in the same amount related to the amortization of the debt discounts attributable to the beneficial conversion feature and warrants associated with the B Debentures.

(7)  NEWLY ADOPTED ACCOUNTING STANDARDS

   During the three-month period ended April 30, 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". Neither statement had an impact on the Company's financial statements as the Company has no items of other comprehensive income and operates in only one business segment.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 30, 1998 vs. April 30, 1997

   Net sales were $1,446,358 for the three months ended April 30, 1998 as compared to $1,601,498 in the same period in 1997, a decrease of $155,139, or slightly less than 10% When compared with the previous year, there was a 3% decrease in the number of home units shipped, and the average sales value per home unit shipped deecreased 9% The decrease in sales value per home unit shipped resulted from the shipment of homes that were both smaller and less expensive than those shipped in the smae period of the previous year. The decrease in units shipped was due to adverse spring weather conditions.

   Gross profits amounted to $454,079, or 31% of net sales for the three months ended April 30, 1998 as compared to $568,755, or 36% for the same period in 1997. The decrease in gross profit percentage was the result of both an increase in labor costs and an increase in cost of materials contained in the home packages delivered. Higher labor coss were caused by retaining a greater number of direct labor personnel during the winter months than were retained during the winter of the previous year. The increase in the cost of materials was due to purchasing of component materials in smaller quantitties in the winter months which resulted in higher unit costs per component.

   Total operating expenses of $748,355, or 52% of net sales, decreased
$54,718 from the previous year's amount of $803,073, or 50% of net sales.
The overall decrease in total operating expenses was 7%. Sales commissions were approximately the same amount as the previous year, $208,008 for the three-months ended April 30, 1998 and $208,920 for the three-months ended April 30, 1997. Commissions were 14% and 13% of sales in 1998 and 1997, respectively. Commissions were higher as a percentage of sales in 1998 and 1997 because proprtionately more sales were made by the Company's independent dealers than the Company's employee salespersons versus the prior year period. A higher commission rate is paid to the independent dealers than the employee salesperson Selling, general and administrative expenses were $540,347 for the three months ended April 30, 1998 compared with $594,153 in the same period in the previous year, a decrease of $53,806, or 9%. In both periods these expenses were 37% of net sales. The decrease in these expenses was the result of a general cost elimination program instituted by the Company in January 1998.

   The Company incurred a net loss for the quarter ended April 30, 1998 of $772,710. This loss included an unusual charge to interest expense of $451,619. This amount is the amortization of debt discount attributable to two components of the Series B Convertible Subordinated Debentures issued by the Company in January 1998 and the quarter ended April 30, 1998 (see Note 5 of the cosolidated fincnial statements contained herein), the beneficial conversion feature, $448,184, and stock purchase warrants, $3,435. Without regard to these unusual items the net loss for the three months ended
April 30, 1998 would have been $321,091, an increase of $47,844 over the comparable loss for the same period of the previous year of $273,247.

LIQUIDITY AND CAPITAL RESOURCES

   The Company was in a negative working capital position at both April 30, 1998 and April 30, 1997 of $2,459,148 and $1,682,073, respectively. For the three months ended April 30, 1998 working capital increased by $181,604 as compared to a decrease of $246,042 in the same period in 1997. As of the Company's fiscal year end at January 31, 1998 current liabilities exceeded current assets by $2,640,752. Cash was primarily provided during the three-month period ended April 30, 1998 by the issuance of Series B Convertible Subordinated Debentures and the exercise of stock purchase warrants.

   For the three months ended April 30, 1998 the Company's operations were a net user $174,457 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $103,687. Overall, the Company experienced a net increase in its cash position of $141,109 during the three months ended April 30, 1998 as compared with an increase in its cash position of $96,462 during the three months ended April 30, 1997.

   The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. During fiscal 1998 a commercial bank made a proposal to the Company to provide a working capital line of credit on the condition that this line be secured by assets of the Company and be considered senior debt to the Company's Series
A Convertible Subordinated Debentures. This condition could not be satisfied by the Company because the Series A Convertible Subordinated Debentures are secured by a mortgage on the assets of the Company. The Company, when authorizing the issuance of Series B Convertible Subordinated Debentures, provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Convertible Subordinated Debentures in a mortgage consolidation, modification and extension agreement. In July 1998, the Company continued its dialogue with the commercial lender, however, there were no substantive results and no further discussions with the bank have been held.

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 1998 of $772,710. As of April 30, 1998 current liabilities exceeded current assets by $2,459,148 and the Company had a net capital deficiency of $899,963. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures replacing the Cant Financing Program, have supported the Company's operations in fiscal 1999. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance, could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.
                                 -13-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Fuinancial Accounting Standards Board Statement ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On
May 19, 1999, the FASB agreed to expose for comment a proposal to defer the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidaed Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

     The Accounting Standards Executive Committee's Statement of Position
98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed of obtained for internal use. The Company will adopt this statement for the fiscal year beginning February 1, 1999. Management has evaluated the impact of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

     The Accounting Standards Executive Committee's Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities", issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on the financial reporting of start-ip and organization costs. The Company will adopt this statement for the fiscal year beginning February 1, 1999. Management has evaluated the impact of the application of the new rules on the Comapny's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.


OTHER MATTERS

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

Unrelated to the Year 2000 Issue, the Company replaced its primary system of computer hardware and software in 1997. Because of this acquisition, the Company purchased and installed hardware and software that is Year 2000 compliant. However, management has assigned the task of testing all carryover computer systems and software for Year 2000 compatability to an outside consultant. This process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software and computer hardware. In addition, the Company is engaged in assessing the Year 2000 Issue with suppliers. The Company plans to initiate communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, with regard to products sold by the Company, the Company has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect on the Company. Due to the nature of the Company's product, log home construction kits for primarily residential use, there are no major customers for the Company's product, i.e. the Comapny sells its product to the individual who will build and occupy the Company's product as their residence. As such, management believes that there is no practical purpose for assessment of the Year 2000 Issue as it relates to its customers.

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by August 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of April 30, 1998, the Compnay has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

With regard to its internal Year 2000 compliance progrm, the Company has completed approximately 95% of its review and, where necessary, remediation. With regard to equipment with embedded chips, the Company has reviewed its telephone system, its security system, facsimile and similar equipment and found them to be Year 2000 compliant. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers, the Company has not yet begun its review. The Company currently does not have a contingency plan and does not contemplate creating one.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

     On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint") against it and three current members and one former member of its Board of Directors by a shareholders group, which alleged mismanagement, breach of fidicuary duties and other matters. The Company responded to the Complaint on behalf of itseld and the current amd former Board members on march 26, 1998, and also filed a counter-suit. On April 20, 1999, the Company reached a compromise agreement with the shareholder group, neither party admitted wrongdoing or liability. the settlement requires a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and a release from all other claims. Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed off $.165) will be funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remaining $41,752 has been accrued by the Company in its financial statements for the year ended
January 31, 1998, which represents the deductible portion of the insurance policy applicable to the settlement.

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

						May 28, 1999

						/ s /  William J. Thyne
						William J. Thyne
						Chief Financial Officer, Principal Financial
						Officer and Secretary

						May 28, 1999