Form 10QSB
period 1998-07-31
LINCOLN LOGS LTD
filed 1999-05-28
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OR THE SECURITIES ACT OF 1934


                  For the quarterly period ended July 31, 1998

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


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
        July 31, 1998 and January 31, 1998                      3 - 4

	     	Consolidated statements of operations
        for the six months ended July 31, 1998 and 1997         5

     		Consolidated statements of operations
        for the three months ended July 31, 1998 and 1997       6

       Consolidated stateent of changes in stockholders'
        equity (deficiency) for the six months ended
        July 31, 1998 and the twelve months ended
        January 31, 1998                                        7

     		Consolidated statements of cash flows for the six
        for the six months ended July 31, 1998 and 1997         8

       Notes to consolidated financial statements               9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                    14 - 18


PART  II.   OTHER INFORMATION                                  19


SIGNATURES                                                     20








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1998 AND JANUARY 31, 1998

                                ASSETS
                                                July 31,        January 31,
                                                1 9 9 8          1 9 9 8
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  401,366       $  124,307
  Trade accounts receivable, net of $17,700
     allowance for doubtful accounts              142,467          103,910
  Inventories (principally raw materials)         711,010          755,210
  Prepaid expenses and other current assets       314,639          339,892
  Prepaid income taxes                                900              --
  Mortgage receivable                               2,029            1,779
                                               ----------       ----------
     Total current assets                       1,572,411        1,325,098
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            797,625          784,800
  Buildings and improvements                    2,186,643        2,162,883
  Machinery and equipment                         625,848          625,848
  Furniture and fixtures                        1,343,741        1,316,883
  Transportation equipment                        162,408          152,103
                                               -----------       ---------
                                                5,116,265        5,042,517
  Less: accumulated depreciation               (3,356,868)      (3,284,868)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          1,759,397        1,757,649
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              71,884           72,148
  Assets held for resale                           38,189           38,189
  Cash surrender value of life insurance,
   net of loan of $86,400 at January 31, 1998
   and $76,400 at July 31, 1998                    15,456            5,456
  Deposits and other assets                         1,238              988
  Intangibles assets, net of amortization          12,950           17,620
                                                ---------        ---------
     Total other assets                           139,717          134,401
                                                ---------        ---------
TOTAL ASSETS                                   $3,471,525       $3,217,148
                                               ==========       ==========

                                       ( continued )

                          						-  3  -



                        LINCOLN LOGS LYD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 1998 AND JANUARY 31, 1998

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  July 31,      January 31,
                                                  1 9 9 8        1 9 9 8
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  284,875      $   25,000
    Others                                         231,861         245,587
  Note payable                                      35,000         430,500
  Trade accounts payable                           919,591       1,144,959
  Customer deposits                              1,700,431       1,287,212
  Accrued payroll, related taxes and
    withholdings                                   108,294          78,505
  Accrued income taxes                                 --              525
  Due to related parties                           152,328         152,328
  Accrued expenses                                 523,162         601,234
                                                ----------        ----------
     Total current liabilities                   3,955,542        3,965,850

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                    --           30,710
     Others                                             --              930
  Other                                              2,330            4,289
Other long-term liability                           92,184           92,184
                                                -----------      ----------
    Total liabilities                            4,050,056        4,093,963
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      6,046,299 and 3,729,999 shares                 60,463          37,300
  Additional paid-in capital                      5,418,104       4,641,705
  Accumulated deficit                            (5,172,663)     (4,671,385)
                                                 -----------      ----------
                                                    305,904           7,620
  Less:  cost of 504,240 shares of common
     stock in treasury at July 31, 1998
     and January 31, 1998                          (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' deficiency                (578,531)       (876,815)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $3,471,525      $3,217,148
                                              =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Six Months Ended
                                               July 31,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $4,822,665  $4,414,504

COST OF SALES                             2,952,850   2,806,893
                                         ----------  ----------
GROSS PROFIT                              1,869,815   1,607,611
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               681,150     541,802
  Selling, general and administrative     1,141,818   1,335,654
                                         ----------  ----------
   Total operating expenses               1,822,968   1,877,456
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS                46,847    (269,845)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            12,998      20,490
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                          (513,371)        --
    All other                               (65,403)    (114,326)
                                          ----------  ----------
     Total interest expense                (578,774)    (114,326)
                                          ----------  ----------
  Other                                      17,651        5,093
                                          ----------  ----------
   Total other income (expense) - net      (548,125)     (88,743)
                                          ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (501,278)    (358,588)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET (LOSS)                                $(501,278)   $(358,588)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.11)      $(.38)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                              						-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               July 31,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $3,376,306  $2,813,006

COST OF SALES                             1,960,570   1,774,150
                                         ----------  ----------
GROSS PROFIT                              1,415,736   1,038,856
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               473,142     332,882
  Selling, general and administrative       601,471     741,501
                                         ----------  ----------
   Total operating expenses               1,074,613   1,074,383
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS               341,123    ( 35,527)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             7,820       7,000
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                           (61,752)        --
    All other                               (29,257)     (59,343)
                                          ----------  ----------
     Total interest expense                 (91,009)     (59,343)
                                          ----------  ----------
  Other                                      13,498        2,529
                                          ----------  ----------
   Total other income (expense) - net       (69,691)     (49,814)
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           271,432      (85,341)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET INCOME (LOSS)                         $ 271,432     $(85,341)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic earnings (loss) per share           $.05         $(.09)
                                          ==========  ==========

  Diluted earnings (loss) per common
    share                                   $.04         $(.09)
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


                              						-  6  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS' EQUITY (DEFICIENCY)
                    FOR THE SIX MONTHS ENDED JULY 31, 1998 AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 1998

                                                                                                                          Total
                                           Number         Par         Additional                                       stockholders'
                                             of          value          paid-in     (Accumulated       Treasury            equity
                                           shares        amount         capital        deficit)          stock         (deficiency)
                                          ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1997               1,449,999     $  14,500     $3,894,286     $(3,346,640)     $(  884,435)     $(   322,289)

Common stock issued upon exercise
  of stock options                           30,000           300          5,419              --               --             5,719

Debt converted to commom stock            2,250,000        22,500        427,500              --               --           450,000

Amount assigned to subordinated debenture
  beneficial conversion and warrants             --            --        314,500              --               --           314,500

Net loss - 1998                                  --            --             --       (1,324,745)             --        (1,324,745)
                                           ----------     ----------     ----------     ----------     -------------   -------------
Balance at January 31, 1998                3,729,999     $  37,300    $4,641,705      $(4,671,385)    $(  884,435)     $(   876,815)

Common stock issued upon exercise
  of stock options                             3,800            38            887              --             --                925

Debt converted to common stock             1,625,000        16,250        293,325              --             --            309,575

Common stock issued upon exercise of
  stock purchase warrants                    687,500         6,875        250,937              --             --            257,812

Amount assigned to subordinated debenture
  beneficial conversion and warrants            --              --        231,250              --              --           231,250

Net loss - 6 months ended July 31, 1998         --              --             --        ( 501,278)            --       (   501,278)
                                           ----------     -----------   ----------     ------------     ----------    --------------
Balance at July 31, 1998                   6,046,299     $   60,463    $5,418,104      $(5,172,663)   $(  884,435)    $(   578,531)
                                           ==========    ============   ===========     ============   =============  =============

See accompanying notes to consolidated financial statements.


                                  						-  7  -

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                (UNAUDITED)
                                               Six Months Ended
                                                  July 31,
                                          ----------------------------
                                           1 9 9 8          1 9 9 7
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss)                              $ (501,278)    $ (358,588)
  Adjustments to reconcile net (loss)to net
   cash provided by operating activities:
     Depreciation and amortization            76,670         68,862
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                          513,371              --
     Compensation related to exercise of
       stock option                              925              --
  Changes in operating assets and liabilities:
   (Increase) in trade accounts receivable  ( 38,557)         91,267
   (Increase) decrease in inventories         44,200        (191,542)
   (Increase) in prepaid expenses and
      other current assets                    25,253         (27,401)
   (Decrease) increase in trade
      accounts payable                      (225,368)        371,489
   Increase in customer deposits             413,219          27,413
   (Decrease) increase in accrued expenses
      and other current liabilities          (48,283)         93,953
   Increase in due to related parties             --          15,362
   (Decrease) in accrued and prepaid
      income taxes                            (1,425)         (1,569)
                                           ----------      ----------
Net cash provided by
  operating activities                       258,727          89,246
                                           ----------      ----------
INVESTING ACTIVITIES:
   (Additions) to property, plant
       and equipment                         (73,748)        (25,150)
   (Increase) in deposits and other assets      (309)             --
   Decrease in due from related parties           --           1,450
   Payments received on mortgage receivable       73              --
                                           ----------      ----------
   Net cash (used) by investing activities   (73,984)        (23,700)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series B Convertible
     Subordinated Debentures                 240,000              --
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                       257,812              --
  Repayments of notes payable               (385,500)             --
  Repayment of loan against cash surrender
     value of life insurance policy          (10,000)             --
  Repayments of long-term debt               ( 9,996)         (10,035)
                                           ----------       ----------
   Net cash provided (used) by financing
     activities                               92,316          (10,035)
                                           ----------       ----------
Net increase in cash and cash equivalents    277,059           55,511

Cash and cash equivalents at
   beginning of period                       124,307          359,107
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $401,366         $414,618
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                                   						-  8  -

                    			 LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                      	JULY 31, 1998 AND 1997

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month periods and three-month periods ended July 31, 1998 and 1997 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited conslidated financial statements shuld be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10=KSB for the fiscal year ended January 31, 1998.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings per share is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic (loss) per share was 4,446,333 and 945,759 for the six-month periods ended July 31, 1998 and 1997, respectively, and 5,379,015 and 945,759 for the three-month periods ended July 31, 1998 and 1997, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share for the six-month period ended July 31, 1998 and 1997 because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the three-month periods ended July 31, 1998 and 1997 was determined as follows:
                                                       1998       1997
                                                       -----      -----
  Net income (loss) used to calculate basic earnings
     per share                                         $271,432  $(85,341)
  Add back interest expense related to convertible
     debentures                                          18,627       --
                                                       ---------  ---------
  Numerator for calculation of diluted earnings (loss)
      per share                                         $290,059  $(85,341)
                                                        =========  =========

   The denominator in the calculation of diluted earnings (loss) per share for the three-month periods ended July 31, 1998 and 1997 was determined as follows:

                                                           1998     1997
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings (loss) per share                    5,379,015   945,759
  Add shares issuable assuming conversion of
     convertible debentures                             2,575,000     --
  Add shares issuable assuming exercise of outstanding
     stock options                                        100,910     --
                                                          --------  --------
  Denominator for calculation of diluted earnings
     (loss) per share                                    8,054,925   945,759
                                                         ==========  ========
  Basic earnings (loss) per share                         $ 0.05      $ (0.09)
                                                          ========    ========
  Diluted earnings (loss) per share                       $ 0.04      $ (0.09)
                                                          =======     =========

   There were 787,500 stock purchase warrants outstanding at July 31, 1998 that were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended July 31, 1997, the assumed conversion of convertible debentures and exercise of stock options wre not used in the computation of diluted loss per share as their effect was anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit nor expense was accrued in the six months ended July 31, 1998 and 1997.

(4)  RECLASSIFICATIONS

   Certain amounts in the July 31, 1997 financial statements have been reclassified to conform with the presentation in the July 31, 1998 financial statements.


(5)  INDEBTEDNESS

   The Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures") in July 1993, and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures")(together collectively known as the "Debentures").
B Debentures totaling $340,000 were outstanding at January 31, 1998 and an additional $250,000 were issued during the six-month period ended July 31, 1998. As discussed below, $275,000 of B Debentures were converted into the Company's common stock during the six-month period ended July 31, 1998. The Debenutres bear interest, payable quarterly, at an annual rate of 12%.

The A Debentures are due on June 30, 1998, and the B Debentures are due on May 15, 1999. The A Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1,1996. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The holders of the Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price for the Company's common stock, $.375, on the committment date. The number of shares of common stock originally subject to warrants is 1,475,000, fifty (50%) of the number subject to conversion. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock on the B Debentures committment date($.375 per share). The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or $29,500 in total. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is being amortized to interest expense over the life of the B Debentures. For the six-month period and three-month period ended
July 31, 1998, $6,612 and $3,177, respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants.

   The diference between the quoted market value for the Company's common stock on the B Debentures committment date, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. This amount, $516,250, is being amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. For the six-month period and three-month period ended July 31, 1998, $506,759 and $58,575, respectively has been amortized to interest expense related to the beneficial conversion feature.

   On April 20, 1998 a certain shareholder who was an owner of B Debentures exercised his right to convert his holdings into common stcok of the Company. The total face amount of B Debentures converted into common stock of the Company was $275,000. Further, this same shareholder exercised his right to purchase common stock of the Company pursuant to the stock purchase warrants issued as a component of the B Debentures. The Company issued 1,375,000 shares of common stock pursuant to the owner's election to convert the B Debentures, and paid accrued interest to the shareholder to the date of conversion. The Company issued 687,500 shares of common stock pursuant to the owner's exercise of his stock purchase warrants.

   The holders of $200,000 of A Debentures did not accept payment from the Company when the A Debentures matured on June 30, 1998. The $200,000 of
A Debentures were subsequently paid in full in February 1999. The debenture holders are also part of a shareholders group and were involved in litigation with the Company. See part II, Item 1 - Legal Proceedings.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 1998, cash was paid in the amounts of $60,543 for interest and $1,425 for income taxes. During the six months ended July 31, 1997, cash was paid in the amounts of $114,326 for interest and $1,569 for income taxes.

Non-cash investing and financing activity:

   During April 1998 a holder of a Cant Note in the amount of $10,000 exchanged that Note for a B Debenture in the amount of $10,000.

   During April 1998, the Company recorded an increase of $13,750 in common stock and an increase of $245,825 in additional paid-in capital with a corresponding reduction of debt of $259,575 as the result of the exercise of the right of conversion of certain B Debentures.

   During the six months ended July 31, 1998, the Company recorded an increase in B Debentures in the amount of $513,371, and a related charge to interest same amount related to the amortization of the debt discounts attributable to the beneficial conversion feature and warrants associated with the B Debentures.

   During June 1998, the Company recorded an increase of $2,500 in common stock and an increase of $47,500 in additional paid-in capital with a corresponding reduction of debt of $50,000 as the result of the exercise of the right of conversion of certain A Debenutres.

   During the fiscal quarter ended July 31, 1998, the Company issued a promissory note to a major supplier of building components in lieu of cash payment of an outstanding note payable with a maturity date of May 30, 1998 in the amount of $72,373.

(7)  NEWLY ADOPTED ACCOUNTING STANDARDS

     During the six-month period ended July 31, 1998, the Company adopted Statements of financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and No. 131. "Disclosure about Segments of an Enterprise and Related information". Neither statement had an impact on the Company's financial statements as the Company has no items of other comprehensive income and operates in only one business segment.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended July 31, 1998 vs. July 31, 1997

   Net sales were $4,822,665 for the six months ended July 31, 1998 as compared to $4,414,504 in the same period in 1997, an increase of $408,161,
or 9%.   When compared to the previous year, there was an 8%
increase in the number of housing units shipped, and the average sales value per home unit shipped increased 6%. Sunrooms, while much smaller in number sold, decreased during the same period by 60%. The increase in sales value per home unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the smae period of the previous year. The increase in units shipped was partially due to units that did not deliver during the first fiscal quarter of the year were delivered in the second fiscal quarter. Also, favorable conditions related to the Company's customers being in a position to accept their respective delivery during this period, such as contractor availability, construction financing in place, and building permits having been obtained, contributed to increased shipping activity. The decrease in sunrooms delivered was principally due to the reassignment of a Company employee, whose previous primary responsibility was to sell sunrooms, to an operations management position from his sales position.

   Gross profit amounted to $1,869,815, or 39% of net sales for the six months ended July 31, 1998 as compared to $1,607,611, or 36% for the same period in 1997. The increase in gross profit percentage was due to lower material costs
and a lower amount of discounts allowed.   The decrease in material costs
was related to the Company's effort of employing better techniques for purchasing building materials. The lower amount of discounts allowed is due to the Company's effort to be less reliant on discounting to sell its product.

   Total operating expenses of $1,822,968, or 38% of net sales, decreased $54,488 from the previous year's amount of $1,877,456, or 43% of net sales.
The overall decrease in total operating expenses amounted to 3%. Sales commissions were $681,150 for the six months ended July 31, 1998 and $541,802 for the six months ended July 31, 1997. Commissions were 14% and 12% of sales in 1998 and 1997, respectively. Selling, general and administrative expenses were $1,141,818 for the six months ended
July 31, 1998 compared with $1,335,654 in the same period in the previous year, a decrease of $193,836, or 15%. Selling, general and administrative expenses were 24% and 30% of net sales for the six months ended July 31, 1998 and 1997, respectively. The decrease in costs was the result of a decrease in personnel costs and a general cost elimination program instituted by the Company in January 1998. Commissions were higher during the same period due to higher sales volume and a proportionately greater number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

   The Company incurred a net loss for the six-month period ended July 31, 1998 of $501,278. This loss included an unusual charge to interest expense of $513,371. This amount is the amortization of debt discount attributable to two components of the Series B Convertible Subordinated Debentures issued by the Company in January 1998 and the quarter ended April 30, 1998 (see Note 5 of the cosolidated fincnial statements contained herein), the beneficial conversion feature, $506,759, and stock purchase warrants, $6,612. Without regard to these unusual items, the Company would have shown net income for the six months ended July 31, 1998 of $12,093, an increase of $370,681 over the comparable loss for the same period of the previous year of $358,588.

Three months ended July 31, 1998 vs. July 31, 1997

   Net sales for the three month periods ended July 31, 1998 and 1997 were $3,376,306 and $2,813,006, respectively. Net sales increased $563,300, or 20% in the three month period ended July 31, 1998 over the comparable period of the previous year. When compared to the same period in the prior fiscal year, there was a 14% increase in units delivered, and a 61% decrease in the number of sunrooms delivered. The average value per home unit shipped increased by 14%. The increase in sales during this period was primarily caused by favorable building conditions for the Company's customers that allowed them to accept delivery during this period, and units that did not deliver during the first fiscal quarter were delivered during the second fiscal quarter. The increase in value per home unit shipped was primarily the result of the shipment of units that were larger and more expensive than those of the previous year. The decrease in sunrooms delivered was principally due to the reassignment of a Company employee, whose previous primary responsibility was to sell sunrooms, to an operations management position from his sales position.

   Gross profit was $1,415,736, or 42% of net sales, for the three months ended July 31, 1998 as compared to $1,038,856, or 37% for the same period in 1997. The increase in gross profit was the result of lower material costs, which resulted from the Company using better purchasing techniques to procure its raw materials, and lower overhead costs caused by a reduction in personnel costs.

   Total operating expenses of $1,074,613, or 32% of net sales, increased
$230 from the previous year's amount of $1,074,383, or 38% of net sales.
The increase in total operating expenses was nominal. Sales commissions were $473,142 in the three-month period ended July 31, 1998 and $332,882 in the three-month period ended July 31, 1997. Commissions were 14% and 12% of net sales, respectively. Selling, general and administrative expenses were $601,471 for the three months ended July 31, 1998 compared with $741,501 in the same period of the previous year, a decrease of $140,030, or 19%.
Selling, general and administrative expenses were 18% and 26% of net sales for the three-month period ended July 31, 1998 and 1997, respectively. The decrease in costs was the result of a decrease in personnel costs and a general cost elimination program instituted by the Company in January 1998. Commissions were higher during the same period due an increase in sales volume, and a proportionately greater number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 1998 and 1997 of $2,383,131 and $2,459,492, respectively. For the six months ended July 31, 1998 working capital deficiency improved by $257,621 as compared to a worsening of $1.023,461 in the same period in 1997. As of the Company's fiscal year end at January 31, 1998 current liabilities exceeded current assets by $2,640,752. During the six-month period ended July 31, 1998 cash was primarily provided by the Company's operations, the issuance of Series B Convertible Subordinated Debentures and the exercise of stock purchase warrants.

   For the six months ended July 31, 1998 and July 31, 1997 the Company's operations were a net provider of cash in the amounts of $258,727 and $89,246, respectively. Overall, the Company experienced a net increase in its cash position of $277,059 during the six months ended July 31, 1998 as compared with an increase in its cash position of $55,511 during the six months ended July 31, 1997.

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

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended July 31, 1998 of $501,278. As of July 31, 1998 current liabilities exceeded current assets by $2,383,131 and the Company had a net stockholders' deficiency of $578,531. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures to replace the Cant Financing Program have supported its operations during fiscal 1999. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance, could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.



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

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by August 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of July 31, 1998, the Compnay has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

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