Form 10QSB
period 1998-10-31
LINCOLN LOGS LTD
filed 1999-05-28
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OR THE SECURITIES ACT OF 1934


                  For the quarterly period ended October 31, 1998

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


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

            Consolidated balance sheets as of October 31, 1998
               and January 31, 1998                              3 - 4

            Consolidated statements of operations for tht nine
               months ended October 31, 1998 and 1997            5

            Consolidated statements of operations for tht three
               months ended October 31, 1998 and 1997            6

            Consolidated statements of changes in stockholders'
               equity (deficiency) for the nine months ended
               October 31, 1998 and twelve months ended
               January 31, 1998                                  7

     		Consolidated statements of cash flows for the nine
               months ended October 31, 1998 and 1997            8

            Notes to consolidated financial statements           9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                 14 - 18

PART  II.   OTHER INFORMATION                                    19


SIGNATURES                                                       20








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1998 AND JANUARY 31, 1998

                                ASSETS
                                              October 31,      January 31,
                                                1 9 9 8          1 9 9 8
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  249,529       $  124,307
  Trade accounts receivable, net of $17,700
     allowance for doubtful accounts              156,461          103,910
  Inventories (principally raw materials)         780,444          755,210
  Prepaid expenses and other current assets       520,242          339,892
  Prepaid income taxes                                900              --
  Mortgage receivable                               1,838            1,779
                                               ----------       ----------
     Total current assets                       1,709,414        1,325,098
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            797,625          784,800
  Buildings and improvements                    2,168,288        2,162,883
  Machinery and equipment                         625,848          625,848
  Furniture and fixtures                        1,354,677        1,316,883
  Transportation equipment                        162,408          152,103
                                               -----------       ---------
                                                5,108,846        5,042,517
  Less: accumulated depreciation               (3,358,431)      (3,284,868)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          1,750,415        1,757,649
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              71,448           72,148
  Assets held for resale                           38,189           38,189
  Cash surrender value of life insurance,
   net of loan of $86,400 at January 31, 1998
   and $76,400 at October 31, 1998                 15,456            5,456
  Deposits and other assets                         1,622              988
  Intangibles assets, net of amortization          11,100           17,620
                                                ---------        ---------
     Total other assets                           137,815          134,401
                                                ---------        ---------
TOTAL ASSETS                                   $3,597,644       $3,217,148
                                               ==========       ==========

                                          ( continued )

                          						-  3  -



                        LINCOLN LOGS LYD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        OCTOBER 31, 1998 AND JANUARY 31, 1998

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 October 31,    January 31,
                                                  1 9 9 8        1 9 9 8
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  287,977      $   25,000
    Others                                         228,884         245,587
  Note payable                                         --          430,500
  Trade accounts payable                           886,886       1,144,959
  Customer deposits                              1,485,578       1,287,212
  Accrued payroll, related taxes and
    withholdings                                   118,024          78,505
  Accrued income taxes                                 --              525
  Due to related parties                           140,359         152,328
  Accrued expenses                                 661,175         601,234
                                                ----------        ----------
     Total current liabilities                   3,800,883        3,965,850

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                    --           30,710
     Others                                             --              930
  Other                                              4,907            4,289
Other long-term liability                           92,184           92,184
                                                -----------      ----------
    Total liabilities                            3,897,974        4,093,963
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      6,046,299 and 3,729,999 shares                 60,463          37,300
  Additional paid-in capital                      5,418,104       4,641,705
  Accumulated deficit                            (4,894,462)     (4,671,385)
                                                 -----------      ----------
                                                    584,105           7,620
  Less:  cost of 504,240 shares of common
     stock in treasury at October 31, 1998
     and January 31, 1998                          (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' deficiency                (300,330)       (876,815)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $3,597,644      $3,217,148
                                              =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Nine Months Ended
                                               October 31,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $7,817,414  $6,871,094

COST OF SALES                             4,654,866   4,319,146
                                         ----------  ----------
GROSS PROFIT                              3,162,548   2,551,948
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                             1,081,909     946,388
  Selling, general and administrative     1,761,104   1,975,673
                                         ----------  ----------
   Total operating expenses               2,843,013   2,922,061
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS               319,535    (370,113)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            21,627      29,931
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 5)                 (516,684)        --
    All other                               (80,378)    (166,954)
                                          ----------  ----------
     Total interest expense                (597,062)    (166,954)
                                          ----------  ----------
  Other                                      32,823       16,485
                                          ----------  ----------
   Total other income (expense) - net      (542,612)    (120,538)
                                          ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (223,077)    (490,651)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET (LOSS)                                $(223,077)   $(490,651)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.05)      $(.52)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                              						-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                           Three Months Ended
                                             October 31,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $2,994,749  $2,456,590

COST OF SALES                             1,702,016   1,512,253
                                         ----------  ----------
GROSS PROFIT                              1,292,733     944,337
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               400,759     404,586
  Selling, general and administrative       619,286     640,019
                                         ----------  ----------
   Total operating expenses               1,020,045   1,044,605
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS               272,688    (100,268)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             8,629       9,441
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
       warrants (note 5)                    ( 3,313)        --
    All other                               (14,975)     (52,628)
                                          ----------  ----------
     Total interest expense                 (18,288)     (52,628)
                                          ----------  ----------
  Other                                      15,172       11,392
                                          ----------  ----------
   Total other income (expense) - net         5,513      (31,795)
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           278,201     (132,063)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET INCOME (LOSS)                         $ 278,201    $(132,063)
                                          ==========  ==========

PER SHARE DATA  (note 3):
  Basic earnings (loss) per share           $.05         $(.14)
                                          ==========  ==========

  Diluted earnings (loss) per share         $.04         $(.14)
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


                              						-  6  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS' EQUITY (DEFICIENCY)
              FOR THE NINE MONTHS ENDED JULY 31, 1998 AND
              THE TWELVE MONTHS ENDED JANUARY 31, 1998

                                                                                                                          Total
                                           Number         Par         Additional                                       stockholders'
                                             of          value          paid-in     (Accumulated       Treasury            equity
                                           shares        amount         capital        deficit)          stock         (deficiency)
                                          ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1997               1,449,999     $  14,500     $3,894,286     $(3,346,640)     $(  884,435)     $(   322,289)

Common stock issued upon exercise
  of stock options                           30,000           300          5,419              --               --             5,719

Debt converted to commom stock            2,250,000        22,500        427,500              --               --           450,000

Amount assigned to subordinated debenture
  beneficial conversion and warrants             --            --        314,500              --               --           314,500

Net loss - 1998                                  --            --             --       (1,324,745)             --        (1,324,745)
                                           ----------     ----------     ----------     ----------     -------------   -------------
Balance at January 31, 1998                3,729,999     $  37,300    $4,641,705      $(4,671,385)    $(  884,435)     $(   876,815)

Common stock issued upon exercise
  of stock options                             3,800            38            887              --             --                925

Debt converted to common stock             1,625,000        16,250        293,325              --             --            309,575

Common stock issued upon exercise of
  stock purchase warrants                    687,500         6,875        250,937              --             --            257,812

Amount assigned to subordinated debenture
  beneficial conversion and warrants            --              --        231,250              --              --           231,250

Net loss - 9 months ended October 31, 1998      --              --             --        ( 223,077)            --       (   223,077)
                                           ----------     -----------   ----------     ------------     ----------    --------------
Balance at October 31, 1998                 6,046,299     $   60,463    $5,418,104      $(4,894,462)   $(  884,435)    $(   300,330)
                                          ===========   ============   ============     ============   ============    ============

See accompanying notes to consolidated financial statements.



                                  						-  7  -

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                (UNAUDITED)
                                               Nine Months Ended
                                                 October 31,
                                          ----------------------------
                                           1 9 9 8          1 9 9 7
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss)                              $ (223,077)    $ (490,651)
  Adjustments to reconcile net (loss)to net
   cash provided by operating activities:
     Depreciation and amortization           114,520        103,295
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                          516,684              --
     Compensation related to exercise of
       stock option                              925              --
  Changes in operating assets and liabilities:
   (Increase) in trade accounts receivable  ( 52,551)        234,575
   (Increase) in inventories                 (25,234)       (136,441)
   (Increase) in prepaid expenses and
      other current assets                   (180,350)        78,540
   (Decrease) increase in trade
      accounts payable                      (258,073)        545,982
   Increase (decrease) in customer deposits  198,366        (129,778)
   (Decrease) increase in accrued expenses
      and other current liabilities           91,460         (60,868)
   Increase (decrease)in due to
      related parties                        (11,969)         11,664
   (Decrease) in accrued and prepaid
      income taxes                            (1,425)         (1,569)
                                           ----------      ----------
Net cash provided by
  operating activities                       169,276         154,749
                                           ----------      ----------
INVESTING ACTIVITIES:
   (Additions) to property, plant
       and equipment                        ( 95,093)        (60,547)
   (Increase) in deposits and other assets      (634)             --
   Decrease in due from related parties           --           1,860
   Payments received on mortgage receivable      641              --
                                           ----------      ----------
   Net cash (used) by investing activities  ( 95,086)        (58,687)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series B Convertible
     Subordinated Debentures                 240,000              --
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                       257,812              --
  Repayments of notes payable               (420,500)        (110,000)
  Repayment of loan against cash surrender
     value of life insurance policy          (10,000)             --
  Repayments of long-term debt               (16,280)         (14,198)
                                           ----------       ----------
   Net cash provided (used) by financing
     activities                               51,032         (124,198)
                                           ----------       ----------
Net increase in cash and cash equivalents    125,222          (28,136)

Cash and cash equivalents at
   beginning of period                       124,307          359,107
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $249,529         $330,971
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                                   						-  8  -

                    			 LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                      	OCTOBER 31, 1998 AND 1997

(1)  BASIS OF PRESENTATION

	  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

  The results of operations for the nine-month periods and three-month periods ended October 31, 1998 and 1997 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings per share is computed by dividing net earnings(loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 4,815,589 and 945,759 for the nine-month periods ended October 31, 1998 and 1997, respectively, and 5,542,059 and 945,759 for the three-month periods ended October 31, 1998 and 1997, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Convertible subordinated debentures are auumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive. Diluted (loss) per share is the same as basic (loss) per share for the nine-month periods ended Ovctober 31, 1998 and 1997 because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the three-month periods ended OCtober 31, 1998 and 1997 was determined as follows:

                                                       1998      1997
                                                       -----     -----
  Net income (loss) used to calculate earnings
     per share                                        $278,201  $(132,063)
  Add back intereest expense related to convertible
     debentures                                         18,763        --
                                                       --------   ---------
  Numerator for calculation of diluted earnings
     (loss) per share                                 $296,964   $(132,063)
                                                      =========  ==========

   The denominator in the calculation of diluted earnings (loss) per share for the three-month periods ended october 31, 1998 and 1997 were determined as follows:

                                                          1998     1997
                                                          -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings (loss) per share                    5,542,059 945,759
  Add shares issuable assuming conversion of
     convertible debentures                             2,575,000   --
  Add shares issuable assuming exercise of
     outstanding stock options                             31,715    --
                                                         ---------  -------
  Denominator for calculation of diluted earnings
     (loss) per share                                    8,148,774 945,759
                                                         ========= ========

  Basic earnings (loss) per share                        $  0.05   $ (0.14)
                                                        =========  ========

  Diluted earnings (loss) per share                      $  0.04   $ (0.14)
                                                         ========  ========

There were 787,500 stock purchase warrants outstanding at October 31, 1998 that were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three-month period october 31, 1997, the assumed conversion of convertible debentures and exercise of stock options were not used in the computation of diluted (loss) per share as their effect would be anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax benefit nor expense was accrued in the nine months ended October 31, 1998 and 1997.

(4)  RECLASSIFICATIONS

   Certain amounts in the October 31, 1997 financial statements have been reclassified to conform with the presentation in the October 31, 1998 financial statements.

(5)  INDEBTEDNESS

   The Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures") in July 1993, and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures")(together collectively known as the "Debentures"). B Debenturtes totaling $340,000 were outstanding at January 31, 1998 and an additional $250,000 were issued during the nine-month period ended October
31, 1998. As discussed below, $275,000 of B Debentures were converted into the Company's common stock during the nine-month period ended October 31, 1998.

The Debenutres bear interest, payable quarterly, at an annual rate of 12%.
The A Debentures are due on June 30, 1998, and the B Debentures are due on May 15, 1999. The A Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after May 1,1996. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The holders of the Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price for the Company's common stock, $.375, on the committment date. The number of shares of common stock originally subject to warrants was 1,475,000, fifty (50%) of the number subject to conversion. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock on the B Debentures committment date ($.375 per share). The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or $29,500 in total. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is being amortized to interest expense over the life of the B Debentures. For the nine-month period and three-month period ended October 31, 1998, $9,925 and $3,313, respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants.

   The diference between the quoted market value for the Company's common stock on the B Debentures committment date, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. This amount, $516,250, is being amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. For the nine-month period and three-month period ended
October 31, 1998, $506,759 and $0, respectively has been amortized to interest expense related to the beneficial conversion feature.

   On April 20, 1998 a certain shareholder who was an owner of B Debentures exercised his right to convert his holdings into common stcok of the Company. The total amount of B Debentures converted into common stock of the Company was $275,000. Further, this same shareholder exercised his right to purchase common stock of the Company pursuant to the stock purchase warrants issued as a component of the B Debentures. The Company issued 1,375,000 shares of common stock pursuant to the owner's election to convert the B Debentures, and paid accrued interest to the shareholder to the date of conversion. The Company issued 687,500 shares of common stock pursuant to the owner's exercise of his stock purchase warrants. As of October 31, 1998, 787,500 warrants related to the B Debentures were outstanding.

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

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 1998, cash was paid in the amounts of $81,128 for interest and $1,425 for income taxes. During the nine months ended October 31, 1997, cash was paid in the amounts of $166,954 for interest and $1,236 for income taxes.

Non-cash investing and financing activity:

   In April 1998 a holder of a Cant Note in the amount of $10,000 exchanged that Note for a B Debenture in the amount of $10,000.

   In April 1998, the Company recorded an increase of $13,750 in common stock and an increase of $245,825 in additional paid in capital with a corresponding reduction of debt of $259,575 as the result of the exercise of the right of conversion of certain B Debentures.

   During the nine months ended October 31, 1998, the Company recorded an increase in B Debentures in the amount of $516,684, and a related charge to interest expense in the same amount related to the amortization of the debt discounts attributable to the beneficial conversion feature and warrants associated with the B Debentures.

   During June 1998, the Company recorded an increase of $2,500 in common stock and an increase of $47,500 in additional paid in capital with a corresponding reduction of debt of $50,000 as the result of the exercise of the right of conversion of certain A Debenutres.

   During the nine months ended October 31, 1998, the Company entered into a capital lease for office equipment having a total cost of $5,673.

   During the nine months ended October 31, 1997, the Company issued a promissory note to a major supplier of building components in lieu of cash payment of outstanding accounts payable in the total amount of $128,127.

 (7) NEWLY ADOPTED ACOUNTING STANDARDS

     During the nine-month period ended october 31, 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". Neither statement had an impact on the Company's financial statements as the Company has no items of other comprehensive income and operates in only one business segment.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended October 31, 1998 vs. October 31, 1997

   Net sales were $7,817,414 for the nine months ended October 31, 1998 as compared to $6,871,094 in the same period in 1997, an increase of $946,320,
or 14%.   When compared with the previous year, there was a 2%
increase in the overall number of units shipped, and the average sales
value per home unit shipped increased 11%.   The increase in sales value per
unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the smae period of the previous year. The increase in units shipped was principally due to favorable conditions related to the Company's customers being in a position to accept their respective delivery during this period, such as contractor availability, construction financing in place, and building permits having been obtained, which contributed to increased shipping activity.

   Gross profit amounted to $3,162,548, or 40% of net sales for the nine months ended October 31, 1998 as compared to $2,551,948, or 37% for the same period in 1997. The increase in gross profit percentage was principally due to lower material costs and a lower amount of manufacturing overhead. The decrease in material costs was related to the Company's effort of employing better techniques for purchasing building materials. The manufacturing overhead was lower due to a recuction in personnel costs.

   Total operating expenses for the nine-month period ended October 31, 1998 of $2,843,013, or 36% of net sales, decreased $79,048 from the previous year's amount for the comparable nine-month period of $2,922,061, or 43% of net sales. The overall decrease in total operating expenses was to 3%.
Sales commissions were $1,081,909 for the nine months ended October 31, 1998 and $946,388 for the nine months ended October 31, 1997. Commissions were 14% of net sales in both 1998 and 1997. Selling, general and administrative expenses were $1,761,104 for the nine months ended October 31, 1998 compared with $1,975,673 in the same period of the previous year, a decrease of $214,569, or 11%. Selling, general and administrative expenses were 23% and 29% of net sales for the nine months ended Octiber 31, 1998 and 1997, respectively.
The decrease in selling, general and administrative costs was the result of a decrease in personnel costs and advertising, and a general cost elimination program instituted by the Company in January 1998. Commissions were higher during the same period due to higher sales volume.

   The Company incurred a net loss for the nine-month period ended October 31, 1998 of $223,077. This loss included an unusual charge to interest expense of $516,634. This amount is the amortization of debt discount attributable to two components of the Series B Convertible Subordinated Debentures issued by the Company in January 1998 and the quarter ended April 30, 1998 (see Note 5 of the cosolidated fincnial statements contained herein), the beneficial conversion feature, $506,759, and stock purchase warrants, $9,925. Without regard to these unusual items the Company would have shown net income for the nine months ended October 31, 1998 of $293,607, an increase of $784,258 over the loss incurred in the comparable period of the previous year of $490,651.

Three months ended October 31, 1998 vs. October 31, 1997

   Net sales for the three month periods ended October 31, 1998 and 1997 were $2,994,749 and $2,456,590, respectively. Net sales increased $538,159, or 22% in the three month period ended October 31, 1998 over the comparable period of the previous year. There was an 8% increase in units delivered, and the average value of units increased by 13%. The increase in sales during this period was primarily caused by favorable building conditions for the Company's customers that allowed them to accept delivery during this period. The increase in sales value of home units shipped was due to larger, more expensive homes delivered in this fiscal period than in the previous year's comparable period.

   Gross profit was $1,292,733, or 43% of net sales, for the three months ended October 31, 1998 as compared to $944,337, or 38% for the same period in 1997. The increase in gross profit was the result of lower material costs, which resulted from the Company using better purchasing techniques to procure its raw materials, and lower overhead costs caused by a reduction in personnel costs.

   Total operating expenses of $1,020,045, or 34% of net sales, decreased $24,560 from the previous year's amount of $1,044,605, or 43% of net sales.
The decrease in total operating expenses was 2%. Sales commissions were $400,759 in the three-month period ended October 31, 1998 and $404,586 in the three-month period ended October 31, 1997. Commissions were 13% and 16% of net sales, respectively. Selling, general and administrative expenses were $619,286 for the three months ended October 31, 1998 compared with $640,019 in the same period of the previous year, a decrease of $20,733, or 3%. Selling, general and administrative expenses were 21% and 26% of net sales for the three-month period ended October 31, 1998 and 1997, respectively. The decrease in selling, general and admninistrative costs as a percentage of net sales was the result of a decrease in personnel costs and a general cost elimination program instituted by the Company in January 1998. Although net sales for the third fiscal period were higher than the previous year, commissions were lower during the same period due a proportionately greater number of shipments being made to customers of the Company's in-house salespersons. The Company's employee salespersons are paid a lower commission rate than the Company's independent dealers.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 1998 and 1997 of $2,091,469 and $2,597,397, respectively. For the nine months ended October 31, 1998 working capital deficiency improved by $549,283 as compared to a worsening of $1,161,366 in the same period in 1997. As of the Company's fiscal year end at January 31, 1998 current liabilities exceeded current assets by $2,640,752.

   For the nine months ended October 31, 1998 the Company's operations were a net provider of cash in the amount of $169,276, while in the comparable period of the previous year it was a net provider of cash in the amount of $154,749. Overall, the Company experienced a net increase in its cash position of $125,222 during the nine months ended October 31, 1998 as compared with an net decrease in its cash position of $28,136 during the nine months ended October 31, 1997. Other significant sources of cash included the issuance of series B Convertible Subordinated Debentures and the exercise of stock purchase warrants. Cash was primarily used for the repayment of notes payable and additions to plant and equipment.

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

   As shown in the consolidated financial statements, the Company incurred a net loss during the nine-month period ended October 31, 1998 of $223,077.
As of October 31, 1998 current liabilities exceeded current assets by $2,091,469 and the Company had a net stockholders' deficiency of $300,330.
The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, and the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1998, and with the issuance of the Series B Convertible Subordinated Debentures replacing the Cant Financing Program, have done so in fiscal 1999 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources.
A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance, could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.
                                 -15-

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

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by August 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of October 31, 1998, the Compnay has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

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