Form 10KSB
period 1999-01-31
LINCOLN LOGS LTD
filed 1999-05-28
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999
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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenues for the fiscal year ended January 31, 1999 were $9,691,513.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of May 17, 1999 was approximately $344,600. The number of shares of Common Stock of the registrant outstanding on May 17, 1999 was 5,542,059.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panel homes to be erected by custom builders and "do-it-yourself" buyers. The Company mills logs at its own manufacturing facilities in Chestertown, New York and delivers to its customers by truck trailer a weather-tight log home shell package which includes logs, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant system, blueprints and construction notes. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints.

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

The Company also has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, allows for the construction of a non-log, standard stick-built type home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 5% of total sales in fiscal year 1999.

The Company has introduced a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and standard stick-built homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 5% of total sales in fiscal year 1999.

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

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan, Israel, Korea and Europe (less than 5% in each fiscal year).

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

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, Beaver Mountain Log Homes, Kuhns Bros. and Asperline Log Homes. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 1999, the Company employed 43 persons, all of whom are full time employees.

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

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 1999 or 1998.

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

     (7) In addition, the Company owns three parcels of undeveloped land in Northeastern, New York totaling approximately 113 acres which the Company has determined are unnecessary for its business and which it intends to sell.

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

          On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint") against it and three current members and one former member of its Board of Directors by a shareholder group which alleges mismanagement, breach of fidicuary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a counter-suit. On April 20, 1999, the Company reached a compromise agreement with the shareholder group; neither party admitted any wrongdoing or liability. The settlement requires a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and a release from all other claims. Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed of $.165) will be funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remaining $41,752 has been accrued by the Company in its financial statements for the year ended January 31, 1998. The Company also accrued $50,000 of legal costs related to the settlement at January 31, 1998, which represents the deductible portion of the incurance policy applicable to the settlement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1997 through April 30, 1999. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

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

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 1999 and 1998. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company proposes to retain earnings, if any, for use in the development of its business.
          The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 1999 ("fiscal 1999") were $9,691,513 compared to $7,810,614 in the fiscal year ended January 31, 1998 ("fiscal 1998"). Fiscal 1999 total revenues represent an inecrease of $1,880,899, or approximately 24% more than fiscal 1998.

In fiscal 1999, as compared to fiscal 1998, total units shipped increased by 19% while the average sales value per unit shipped increased by 4%. The increase in units shipped was the result of several factors that were positive for the Company; a.) customers who had experienced delays in the previous fiscal year in completing their financing did so in fiscal 1999, b.) the availability of contractors improved and c.) favorable weather conditions throughout the building season, particularly in November and December 1998, allowed for a longer than usual shipping season. The increase in sales value per unit shipped was the result of an increase in size of the home building packages purchased in the current period, and the impact of a price increase put into effect during fiscal year 1999.

Gross profit was 42% of net sales in fiscal 1999, or $4,027,353. In fiscal 1998, gross profit was 35% of net sales, or $2,696,884. Gross profit increased from fiscal 1998 due to a reduction in material costs and a decrease in manufacturing overhead costs. Material costs were affected principally due to improved purchasing techniques put into effect during fiscal 1999. Overhead decreased due principally to a reduction in personnel.

Total operating expenses of $3,626,795, or 37% of net sales, have decreased $204,105 from the fiscal year 1998 amount of $3,830,900, or 49% of net sales. Sales commissions consist of amounts paid to both the Company's employee sales persons and its independent dealers throughout the country. While total sales commissions increased 24% in fiscal 1999 over fiscal 1998 the increase was commensurate with the increase in net sales. Sales commissions remianed the same as a percentage of net sales, 14% in both fiscal years. The decrease in selling, general and administrative expenses from fiscal 1998 of $464,994 was aproximately 17% and was due to a reduction in personnel costs, advertising costs, professional fees, a general company-wide program of cost elimination, and the accrual of the settlement of litigation and certain legal costs associated with that settlement in fiscal 1998.

Interest expense in fiscal year 1999 and 1998 totalled $633,453 and $231,922, respectively. In both fiscal years, interest expense included a non-cash charge related to the amortization of debt discount attributable to a beneficial conversion feature of the Series B Convertible Subordinated Debentures (the "Series B Debentures") issued by the Company in Januray 1998, and during the first quarter of fiscal 1999, and the amortization of debt discount attributable to warrants issued in connection with the same Series B Debentures (see Note 4 to the Consolidated Financial Statements for more information related to the Series B Debentures). The amount amortized related to the debt discount attributable to the beneficial conversion feature of the Series B Debentures was $506,759 and $6,075 in fiscal years 1999 and 1998, respectively. The amount attributable to the beneficial conversion feature is amortized over the first thirty days subsequent to the issuance of the debenture, the earliest date at which the debt could be converted to common stock. The amount amortized related to the debt discount attributable to warrants of the Series B Debentures was $13,379 and $65 in fiscal years 1999 and 1998, respectively. The amount assigned to warrants was determined by an independent valuation of the Series B Debentures by an investment banker selected by the Company. This valuation amount is amortized over the term of the Series B Debentures, or 15 months, using the effective yield method.

Cash paid for interest during fiscal 1999 was $90,741 compared to $228,032 in fiscal 1998. This decrease was primarily related to the reduction in long-term debt due to conversion of both Series A and the Series B Debentures during fiscal 1999. Also, because of improved operating results, the Company has relied less on the assistance of major suppliers to extend payment terms, and has been better able to meet its obligations on a more timely basis.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1999, the Company had negative working capital, as current liabilities exceeded current assets by $1,808,976, compared with negative working capital of $2,640,752 at January 31, 1998, an improvement of $831,776. At January 31, 1999, the Company had stockholders' deficiency of $254,433, as compared to stockholders' deficiency of $876,815 at January 31, 1998, an improvement of $622,382. As of January 31, 1998, the Company's working capital deficiency had increased $1,204,721 from the end of the previous fiscal year. CAsh was provided primarily by the issuance of log-term debt, the exercise of stock purchase warrants and operations duirng fiscal 1999. In fiscal 1998, cash was consumed primarily by the repayment of notes payable and additions to plant and equipment.

In fiscal 1999, the Company's operations were a net provider of cash in the amount of $141,049 as compared to the previous year, when operations were a net provider of cash in the amount of $40,046. Overall, the Company experienced an increase in its cash position of $99,214 in fiscal 1999, compared with an increase of $234,800 in fiscal 1998. In fiscal 1999, funds were generated from the Company's operations, particularly its operating income of $400,560, the issuance of Series B Debentures and the exercise of stock purchase warrants. These funds were used principally to reduce notes payable, reduce trade accounts payable and for additions to plant and equipment. Funds generated in fiscal 1998, including a decrease in trade accounts receivable and increases in accounts payable, customer deposits and other accrued expenses were offset by the repayment of notes payable and long-term debt, additions to plant and equipment and an increase in inventory.

Toward the end of fiscal 1998, certain individuals, all of whom are shareholders and directors, converted $450,000 of Series A Convertible Subordinated Debentures ( the "Series A Debentures") to common stock. This converted long-term debt with a maturity date of June 30, 1998 into equity at January 31, 1998. Also, on January 15, 1998, the Company authorized $600,000 of Series B Debentures, and issued $340,000 at January 30, 1998 and $250,000 during fiscal 1999. In April 1998, a certain shareholder/officer/director converted $275,000 of the Series B Debentures into common stock. Concurrent with this conversion, this same shareholder/officer/director exercised his stock purchase warrants and purchased additional shares of the Company's common stock. The amount realized by the Company as a result of the exercise of the stock purchase warrants was $257,812.

The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. During fiscal 1998, a commercial bank made a proposal to the Company to provide a working capital line of credit on the condition that this line is secured by assets of the Company and be considered senior debt to the Company's
Series A Debentures. This condition could not be satisfied by the Company because the Series A Debentures are secured by a mortgage on the assets of the Company. The Company, when authorizing the issuance of Series B Debentures, provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Debentures in a mortgage consolidation, modification and extension agreement. In July 1998, the Company continued its dialogue with the commercial lender, however, there were no substantive results and no furhter discussions with the bank have been held.

In February 1999, the Company authorized the issuance of $300,000 of Series
C Convertible Subordinated Debentures (the "Series C Debentures') as a source of funds for the repayment of $200,000 of Series A Debentures, including accrued interest from April 1, 1998, and other debts because the Company has not been successful in securing a working capital credit facility from commercial lenders or government agency sources. Funds generated by operations, the issuance of the Series B and the Series C Debentures, and together with assistance from major vendors who have extended payment terms to the Company, have supported its operations during fiscal 1999, and are expected to do in fiscal 2000 as well. Even though the Company has operated under these same conditions for the past eight years, there is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it extremely difficult for the Company to continue operations.

Customer contracts with respect to which there were deposits on hand at the end of fiscal 1999 represent, if all were to be delivered in fiscal 2000, potential revenues of approximately $11,598,000 as compared with potential revenues at the end of fiscal 1998 of $11,581,000. Actual revenues realized in fiscal 1999 from the sale of home building packages and solariums amounted to $9,691,513. Actual revenues realized in fiscal 1999 were lower than potential revenues based on deposits on hand at January 31, 1998, due to cancellations and postponement of some deliveries by customers. Fiscal 2000 potential revenues are contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 1999, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 1999 were $593,314 as compared with $755,210 at January 31, 1998, a decrease of $161,896. This decrease in inventory is the result of the Company's attempt to better coordinate the arrival of the stock needed to meet the demands of its delivery schedule with its deliver schedule.

Trade accounts receivable were $261,209 at January 31, 1999, which represents an increase of $157,299, or 151%, from the amount of $103,910 as of January 31, 1998. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.

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

With regard to its internal Year 2000 compliance progrm, the Company has completed approximately 95% of its review and, where necessary, remediation. With regard to equipment with embedded chips, the Company has reviewed its telephone system, facsimiles, security system and similar equipment and found them to be Year 2000 compliant. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers, the Company has not yet begun its review. The Company currently does not have a contingency plan and does not contemplate creating one.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Independent Auditors' Report                                   F-2

Consolidated balance sheets as of
    January 31, 1999 and 1998                                  F-3

Consolidated statements of operations for the years
    ended January 31, 1999 and 1998                            F-5

Consolidated statements of changes in stockholders'
    equity (deficiency) for the years ended January
    31, 1999 and 1998                                          F-6

Consolidated statements of cash flows for the years
    ended January 31, 1999 and 1998                            F-7

Notes to consolidated financial statements
    January 31, 1999 and 1998                                  F-8

                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheets of Lincoln Logs Ltd. and subsidiaries (the "Company") as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 18 to the consolidated financial statements, at January 31, 1999 and 1998, current liabilities exceed current assets, and at January 31, 1999 and 1998, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 18.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG LLP

Albany, New York
April 16, 1999, except as
   to note 14(b), which is
   as of April 20, 1999,
   and Note 19(b), which is
   as of May 15, 1999

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1999 and 1998



                                   ASSETS

                                                          1999         1998

CURRENT ASSETS:
  Cash and cash equivalents (note 2(k))            $   223,521  $   124,307
  Trade accounts receivable, net of allowance
    for doubtful accounts of $17,700                   261,209      103,910
  Inventories (note 5)                                 593,314      755,210
  Prepaid expenses and other current assets (note 9)   516,560      339,892
  Preapid income taxes                                     918           --
  Mortgage receivable (note 12)                          2,302        1,779
                                                     ---------    ---------
   Total current assets                              1,597,824    1,325,098
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at
 cost (notes 3 and 4)                                5,124,419    5,042,517
Less accumulated depreciation                       (3,392,150)  (3,284,868)
                                                     ---------    ---------
   Property, plant and equipment- net                1,732,269    1,757,649
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage receivable (note 12)                         70,688       72,148
  Assets held for resale (note 3)                       27,561       38,189
  Cash surrender value of life insurance, net of
    loan of $82,751 in 1999
    and $86,400 in 1998                                 10,606         5,456
  Deposits and other assets                              1,622           988
  Intangible assets, net of accumulated
    amortization of $67,884 in 1999 and $59,514
    in 1998                                              9,250        17,620
                                                      --------      --------
   Total other assets                                  119,727       134,401
                                                      --------      --------
TOTAL ASSETS (note 4)                              $ 3,449,820   $ 3,217,148
                                                    ==========    ==========







                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 1999 and 1998

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                            1999        1998
CURRENT LIABILITIES:
  Current installments of long-term debt (note 4)
   Related parties                                     $  281,350  $   25,000
   Others                                                  34,644     245,587
  Notes payable (note 5)                                  125,435     430,800
  Trade accounts payable                                  830,879   1,144,959
  Customer deposits                                     1,288,125   1,287,212
  Accrued salaries and wages                               69,874      78,505
  Accrued income taxes                                      1,050         525
  Due to related parties (note 11)                        154,122     152,328
  Accrued expenses (note 10)                              621,321     601,234
                                                        ---------   ---------
    Total current liabilities                           3,406,800   3,965,850

LONG-TERM DEBT, net of current installments (note 4):
  Convertible subordinated debentures:
   Related parties (note 11)                                   --      30,710
   Others                                                 200,000         930
  Other                                                     3,577       4,289
Other long-term liability                                  93,876      92,184
                                                        ---------   ---------
    Total liabilities                                   3,704,253   4,093,963
                                                       ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIENCY) (notes 13 and 18):
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                 --         --
  Common stock, $.01 par value; authorized 10,000,000
   shares in 1999 and 10,000,000 share in 1998;
   issued 6,046,299 shares in 1999 and 3,729,999
   shares in 1998                                            60,463     37,300
  Additional paid-in capital                              5,418,104  4,641,705
  Accumulated deficit                                    (4,848,565)(4,671,385)
                                                         ----------- ----------
                                                            630,002      7,620
  Less cost of 504,240 shares common
    stock in treasury                                      (884,435)  (884,435)
                                                          ----------  ---------
    Total stockholders' deficiency                         (254,433)  (876,815)
                                                          ----------  ---------
Commitments and contingencies (notes 7,8,14 and 18)

TOTAL LIABILITIES AND
 STOCKHOLDERS' (DEFICIENCY)                            $  3,449,820 $3,217,148
                                                          =========  =========

See accompanying notes to consolidated financial statements.

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 1999 and 1998


                                                  1999         1998


NET SALES                                     $9,691,513  $7,810,614

COST OF SALES                                  5,664,160   5,113,730
                                               ---------   ---------

GROSS PROFIT                                   4,027,353   2,696,884
                                               ---------   ---------

OPERATING EXPENSES:
  Commissions                                  1,343,919   1,083,032
  Selling, general and administrative          2,282,874   2,747,868
                                               ---------   ---------
     Total operating expenses                  3,626,795   3,830,900
                                               ---------   ---------

INCOME (LOSS) FROM OPERATIONS                    400,560  (1,134,016)
                                               ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                 23,698      32,157
                                                ---------  ----------
  Interest expense:
    Amount attributable to beneficial
     conversion feature and warrants (note 4)   (520,138)   (  6,140)
    All other                                   (113,315)   (225,782)
                                                ---------- ----------
       Total interest expense                   (633,453)   (231,922)
                                                ----------  ----------
  Other                                           33,147      11,011
                                                -----------  ----------
   Total other income (expense) - net           (576,608)   (188,754)
                                                 ---------   ---------
(LOSS) BEFORE INCOME TAXES                      (176,048)  (1,322,770)

INCOME TAXES (note 6)                               1,132        1,975
                                               ----------    ----------
NET (LOSS)                                   $ (  177,180) $(1,324,745)
                                              ============= ============

PER SHARE DATA (note 23(h)):
  Basic and diluted (loss) per share          $    (.04)   $   (1.27)
                                              ===========   ==========







See accompanying notes to consolidated financial statements.


                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN
                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED JANUARY 31, 1999 and 1998

                                     Common Stock
                                                                                              Total
                                   Number       Par    Additional                             stockholders'
                                     of        value     paid-in     (Accumulated   Treasury  equity
                                   shares      amount    capital       deficit)       stock   (deficiency)
                                  -------     -------  ----------    ----------    ---------  -------------
Balance at January 31, 1997      1,449,999     14,500   3,894,286      (3,346,640)   (884,435)   (322,289)

Common stock issued upon exercise
  of stock options (note 13)         30,000       300       5,419            -0-          -0-        5,719

Debt converted to common
  stock (note 4)                  2,250,000     22,500    427,500            -0-          -0-      450,000

Amount assigned to subordinated
  debenture beneficial
  conversion feature and
  warrants (note 4)                     -0-        -0-    314,500            -0-          -0-      314,500

Net loss - 1998                         -0-        -0-        -0-        (1,324,745)      -0-    (1,324,745)
                                 ----------   ---------  ---------      ------------   --------- ----------
Balance at January 31, 1998      3,729,999   $  37,300  $ 4,641,705    $ (4,671,385)  $ (884,435) $ (876,815)

Common stock issued upon exercise
  of stock options (note 13)         3,800          38          887           -0-         -0-            925

Common stock issued upon exercise
  of stock purchase
     warrants (note 4)             687,500       6,875      250,937           -0-         -0-         257,812

Debt converted to common
  stock (note 4)                 1,625,000      16,250      293,325           -0-         -0-         309,575

Amount assigned to subordinated
  debenture beneficial
  conversion feature and
  warrants (note 4)                    -0-         -0-       231,250          -0-        -0-          231,250

Net loss- 1999                         -0-         -0-            -0-       (177,180)     -0-        (177,180)
                                -----------      -------     ----------    -----------    -------   ------------
Balance at January 31, 1999     6,046,299      $ 60,463   $ 5,418,104    $(4,848,565)  $(884,435)    $(254,433)
                                ==========      ========   ============  ============  =========     =========

See accompanying notes to consolidated financial statements.

                                                           F-6



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 1999 and 1998
                                              1999        1998
OPERATING ACTIVITIES:
Net loss                                 $ (  177,180)  $ (1,324,745)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and amortization               150,089       141,560
  Write-off of note receivable                    --         18,500
  Amortization of amount assigned to
    beneficial conversion feature and
    debt discounts attributable to warrants   520,138         6,140
  Compensation related to exercise of
    stock option                                  925            --
  (Gain) on sale of assets                     (5,977)         (325)
  Changes in operating assets and liabilities:
  Decrease (increase) in trade accounts
   receivable                                 (157,299)       171,000
  (Increase) decrease in inventories           161,896       (132,135)
  Decrease (increase) in prepaid expenses
   and other current assets                   (177,586)        86,239
  Increase (decrease) in trade
   accounts payable                            (188,645)      651,111
  Increase in customer deposits                     913       135,773
  Increase in accrued expenses
   and other current liabilities                 11,456       269,916
  Increase in due to related
   parties                                        1,794        17,256
  (Decrease) increase in accrued income taxes       525          (244)
                                                --------      --------
Net cash provided by operating activities        141,049        40,046
                                                ---------      --------
INVESTING ACTIVITIES (note 15):
  Additions to property, plant and equipment    (110,667)     (111,403)
  Proceeds from sale of assets                    16,605           325
  Payments received on mortgage receivable           937         2,277
  (Increase) in deposits and other assets           (634)           --
                                                 --------      --------
    Net cash used by investing activities        ( 93,759)    (108,801)
                                                 ---------     ---------
FINANCING ACTIVITIES (note 15):
  Proceeds from issuance of common stock upon
    exercise of stock options                          --         5,719
  Proceeds from issuance of common stock upon
    exercise of stock warrants                     257,812          --
  Proceds from issuance of debentures              240,000          --
  Repayments of notes payable                     (420,500)    (160,000)
  Proceeds from loan against cash
    surrender value of life insurance                6,542        6,727
  Repayments on loan against cash
    surrender value of life insurance              (10,000)          --
  Repayments of long-term debt                     (21,930)     (18,491)
                                                  ----------    ---------
Net cash provied/used by financing activities       51,924     (166,045)
                                                  ----------    ---------
Net increase (decrease) in cash
 and cash equivalents                                99,214     (234,800)

Cash and cash equivalents at beginning
 of period                                          124,307      359,107
                                                   ---------     ---------
Cash and cash equivalents at end
 of period                                        $ 223,521    $  124,307
                                                  =========     ==========
See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1999 and 1998

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

The Company purchases approximately 36% of the materials necessary to assemble the log home packages from four suppliers. These four suppliers provided 13%, 10%, 8%, and 5% of purchases for the year ended January 31, 1999, respectively.

The company's fiscal year ends on January 31. As used hereafter, 19998 refers to the fiscal year ended January 31, 1999, and 1998 refers to the fiscal year ended January 31, 1998.



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

(f) Comprehensive Income. On February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company does not presently have any elements of other comprehensive income as outlined in SFAS No. 130, and consequently, there is no difference between net income (loss) and comprehensive income (loss).

(g) Intangible Assets.   Intangible assets represents primarily trademarks
that are being amortized over five year periods. Amortization expense for the years ended January 31, 1999 and 1998 was $8,370 and $9,725, respectively.

(h) Earnings Per Share.   Basic loss per share is computed by dividing net loss
by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares outstanding was 4,998,699 for the year ended January 31, 1999 and 1,045,704 for the year ended January 31, 1998.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
                            JANUARY 31, 1999 and 1998



Note 2.   Summary of Significant Accounting Policies (Continued)

(h)  Earnings Per Share (Continued)
Diluted loss per share is computed based on the weighted average number of common shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share in 1999 and 1998 as the effect of stock options and warranrs and the assumed conversion of the subordinated debentures would be anti-dilutive.

(i) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $170,145 and $266,747 in 1999 and 1998, respectively.

(j) Reclassifications. Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation in the 1999 financial statements.

(k) Cash and Cash Equivalents.   Cash and cash equivalents are
composed of cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.


(l) Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed Of. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    JANUARY 31, 1999 and 1998



Note 2.   Summary of Significant Accounting Policies (Continued)

(n) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in accordance with the provisions of Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company as of February 1, 1996, permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No.
25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 1999 and 1998 is as follows:

                              Estimated
                             Useful Lives          1999     1998
                                                   ----     ----

Land                                          $  784,800     784,800
Buildings and improvements   15 - 31 years     2,177,600   2,162,883
Machinery and equipment        5 - 7 years       625,848     625,848
Furniture and fixtures         5 - 7 years     1,368,254   1,316,883
Transportation equipment           5 years       167,917     152,103
                                               ---------    ---------
                                              $5,124,419   $5,042,517
                                               =========    =========

Depreciation expense for the years ended January 31, 1999 and 1998 was $141,719 and $131,835, respectively.

Assets held for resale of $27,561 and $38,189 at January 31, 1999 and 1998, respectively, consists primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value, less costs to sell.

Note 4.  Indebtedness

Through January 31, 1998, the Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A" Debentures), and authorized $600,000 and isued $340,000 of Series B Convertible Subordinated Debentures (the "B" Debentures) (together collectively known as the "Debentures"). An additional $250,000 of B Debentures were issued during the first quarter of fiscal 1999. The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B Debentures are due on May 15, 1999. A Debentures totalling $200,000 remained outstanding at January 31, 1999 because they were held by a shareholder group that had commenced litigation against the Company as discussed in note 14(b). In February 1999, the $200,000 of A Debentures outstanding were fully repaid, including interest through the date of repayment, with the proceeds of the Series C Convertible Subordinated Debentures discussed in note 19. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The holders of the Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one
(1) share for each $.20 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of the company's common stock, $.375 on the commitment date. The total number of shares of common stock originally subject to warrants was 1,475,000, fifty (50%) percent of the number of shares subject to conversion.
As of January 31, 1999 and 1998, there were 787,500 and 850,000 warrants outstanding, respectively. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock at the commitment date. The Debentures are secured by a security nterest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           JANUARY 31, 1999 and 1998



Note 4.   Indebtedness (Continued)


Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures, the Company engaged an independent investment banker to evaluate the total fair value of the components of the B Debentures. Based on the report issued, the Company has assigned a value of two cents ($.02) to each warrant to purchase one share of common stock, or $12,500 and $17,000, for the 1999 and 1998 issuances, respectively. These amounts have been recorded as a debt discount and as an increase to additional paid-in capital. These amounts are amortized to interest expense over the life of the B Debentures, and total amortization related to the warrants was $13,379 and $65 in 1999 and 1998, respectively.

The difference between the quoted market value for the Company's common stock on the date of issuance of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and as an increase to additional paid-in capital. These amounts, $218,750 for the 1999 issuance and $297,500 for the 1998 issuance, are amortized to interest expense over the first thirty days subsequent to such issuances, the earliest date at which the debt could be converted to common stock. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $506,759 and $6,075 in 1999 and 1998, respectively.

On January 16, 1998, certain shareholders who were owners of the A Debentures exercised their right to convert their holdings into common stock of the Company. The total amount of A Debentures converted into the common stock of the Company was $450,000. The Company issued 2,250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the shareholders to the date of conversion. On April 20, 1998, a shareholder, director and officer, who owned B Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of B Debentures converted into common stock of the Company was $275,000 (carrrying amount of $259,575). This individual also exercied the warrants he held related to these debentures. The Company issued 2,062,500 shares (1,375,000 shares related to the conversion and 687,500 shares related to the warrants) and paid accrued interest to the date of conversion. Further, on June 30, 1998, the maturity date of the A Debentures, holders of $50,000 of A Debentures exercised their right to convert their holdings into common stock of the Company. The Company issued 250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the date of conversion.


Long-term debt at January 31, 1999 and 1998 consists of the following:

                                                   1999          1998
                                                   ----          ----

Mortgage notes payable at 10%, payable in
monthly installments through January 1999,
secured by parcels of land                        $    --     $   7,734

Notes payable at 13% payable in monthly
installments through January 1999, secured
by a vehicle                                           --         7,768

Series A Convertible Subordinated Debentures
due June 1998, with annual interest at 12%
payable quarterly (see note 19)                     200,000     250,000

Series B Convertible Subordinated Debentures
due May 15, 1999, net of discount attributable to
warrants of $4,047 in 1999 and $16,935 in 1998,
and discount attributable to beneficial conversion
feature of $0 in 1999 and $291,425 in 1998, with
nominal annual interest at 12% payable quarterly     310,953      31,640

Obligations under capital leases, net of interest
payable through October 2001                           8,618       9,374
                                                 ------------ ----------
Total long-term debt                                 519,571     306,516
    Less current installments                       (315,994)   (270,587)
                                                 ------------ -----------
Long-term debt, net of current installaments      $  203,577  $   35,929
                                                 ============ ===========

The original principal amount of future maturities of long-term debt (exlcuding discounts for the warrants and beneficial conversion feature) by fiscal year are as follows:

Year ending January 31:             Amount

                 2000           $  320,041
                 2001                1,943
                 2002                1,634
                 2003              200,000
                                ----------
                                $  523,618
                                ==========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      JANUARY 31, 1999 and 1998


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

The Company renewed the Cant Financing Program on August 27, 1997.  The
Company repaid $135,000 of the total amount outstanding at July 31, 1997 between August 1, 1997 and December 31, 1997. In an effort to retire the remainder of the outstanding cant notes, to reduce interest expense and to raise additional working capital, the Compnay authorized the issuance of B Debentures on January 15, 1998. All holders of outstanding cant notes were offered a B Debenture in the exact amount of their respective cant notes, or cash, in payment of the cant notes. As of January 31, 1998, all but one holder of the cant notes had converted cant notes into B Debentures, and on January 30, 1998, the Company issued $340,000 of B Debentures, as more fully discussed in Note 4. The principal balance of cant notes outstanding under this program at January 31, 1998 was $10,000. During the first quarter ended April 30, 1998, the remaining cant note was converted into B Debentures.

During the years ended January 31, 1999 and 1998, the Company issued promissory notes to certain major suppliers of building components in lieu of cash payment of outstanding trade accounts payable. These notes are unsecured and have interest rates ranging from 1% to 2% above the prime rate. At January 31, 1999 and 1998, the interest rates on these notes were 9.75% and between 9.5% and 10.5%, respectively. The outstanding balances totalled $125,435 and $420,500 at January 31, 1999 and 1998, respectively. The note outstanding at January 31, 1999 has a maturity date of June 30, 1999, and interest is payable monthly.

Note 6.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 1999 and 1998 is as follows:

                                  Current       Deferred   Total

Year ended January 31, 1999:
   Federal                        $    --        $    --  $   --
   State                            1,132             --    1,132
                                   ------         ------   ------
                                  $ 1,132        $    --  $ 1,132
                                   ======         ======   ======

Year ended January 31, 1998:
   Federal                        $    --        $    --  $    --
   State                            1,975             --     1,975
                                   ------         ------    ------
                                  $ 1,975        $    --   $ 1,975
                                   ======         ======    ======

The Company realized a tax benefit of $114,801 in 1999 through the use of net operating loss carryforwards. The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $4,206,600; $1,229,700 expire in 2007, $815,600 in 2008, $609,200 in 2009, $372,700 in 2010, $73,800 in 2011,
$40,600 in 2012 and $1,065,000 in 2013.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      JANUARY 31, 1999 and 1998



Note 6.   Income Taxes (Continued)

The effective income tax rates of 0.6% and 0.2% for 1999 and 1998, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     1999           1998
                                     ----           ----
Statutory tax rate                   (34.0)%       (34.0)%
Nondeductible amortization            98.2           0.5
Officer's life insurance               --            2.0
Non-deductible meals and
  entertainment expenses               1.2             .2
State income taxes, net of federal
  tax benefit                           .4             .1
Change in deferred tax asset
  valuation allowance                (64.7)           31.4
Other non-deductible expenses          (.5)             --
                                      -----           -----
                                       0.6%            0.2%
                                      =====           =====

For the years ended January 31, 1999 and 1998, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1999 and 1998 are presented below:

                                                      1999     1998
                                                      ----     ----

Deferred tax assets:
Vacation accrual                               $       735  $  8,797
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,393    16,806
Allowance for doubtful accounts                      6,018     6,052
Other liabilities                                   24,641    17,399
Net operating loss carryforward                  1,430,229  1,545,030
                                                 --------- ---------
Total gross deferred tax assets                  1,478,016  1,594,084
   Less valuation allowance                     (1,462,232)(1,578,780)
                                                ----------  ----------
Net deferred tax asset                              15,784     15,304

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (15,784)   (15,304)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
                                                  =========    =========

The valuation allowance for deferred tax assets as of February 1, 1998 and 1997 was $1,578,780 and $1,307,802, respectively. The net change in the total valuation allowance was a decrease of $116,548 in fiscal 1999 and an increase of $270,978 in fiscal 1998.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                         JANUARY 31, 1999 and 1998


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

Note 7.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 1999 and 1998 amounted to $22,479 and $22,135, respectively.

Note 8.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1999 and 1998 was $28,951 and $42,179, respectively. The aggregate future minimum operating lease payments at January 31, 1999 are as follows:

Year ending January 31:
  2000         $ 25,514
  2001           24,225
  2002           13,147
  2003            3,050
                 ------
 Total         $ 65,936
                =======

Note 9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1999 and 1998 consist of the following:

                                  1999           1998
                                --------       --------
Commission advances            $ 119,192      $ 145,109
Prepaid design work              112,644         80,873
Prepaid insurance                 37,718         15,720
Prepaid advertising and shows     69,549         24,890
Miscellaneous receivables         55,397         32,381
Costs related to deferred sales   45,881             --
Prepaid property taxes            27,453         11,433
Other                             48,726         29,486
                                --------       --------
   Total                       $ 516,560      $ 339,892
                                ========      =========

Note 10.  Accrued Expenses

Accrued expenses at January 31, 1999 and 1998 consist of the following:

                                   1999           1998
                                 --------       --------
Accrued legal and related costs  $ 87,442       $118,616
Accrued commissions                55,966         99,722
Accrued severance                      --         11,200
Accrued backorders                 67,815         13,944
Accrued interest                   24,500          4,750
Accrued sales awards               26,500             --
Deposits - cancelled contracts     43,373         85,267
Post-retirement benefits           72,000         72,000
Accrued Warranty                   72,474         51,174
Other                             171,251        144,481
                                 --------       --------
   Total                        $ 621,321      $ 601,234
                                =========      =========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JANUARY 31, 1999 and 1998



Note 11.  Related Party Transactions

Due to related parties consists of amounts payable to the Company's officers and directors. Such amounts totaling $154,122 and $152,328 at January 31, 1999 and 1998, respectively, relate to unpaid salary and directors' fees, unreimbursed business travel expenses, accrued severance and other expenses.

As described in note 4 the Company has issued $700,000 of A Debentures in a private placement on July 30, 1993, of which $500,000 was purchased by certain then officers and directors of the Company. On January 16, 1998, certain debenture holders who were officers and directors elected to convert $450,000 of A Debentures into common stock, and on June 30, 1998 current directors and a former director elected to convert $50,000 of A Debentures into common stock. Also, the Company authorized the issuance of $600,000 of B Debentures on January 15, 1998. The Company issued $340,000 of the B Debentures in a private placement on January 30, 1998 of which $330,000 was exchasnged for notes outstanding under the Cant Financing Program by certain noteholders who were officers and directors of the Company at that time, and issued a further $250,000 of B Debentures between March 1, 1998 and April 30, 1998 of which $230,000 was purchased by officers, a director and immediate family members of the director. Of the $560,000 of B Debentures issed to related parties, $275,000 was converted into common stock on April 20, 1998.

Note 12.  Mortgage Receivable

During the fiscal year ended January 31, 1998, the Company reclassified a mortgage it holds from due from related parties to mortgage receivable. The mortgage, due from a former officer and employee of the Company, was reclassified when the individual terminated employment with the Company. The mortgage, in the amount of $72,990 and $73,927 at January 31, 1999 and 1998, respectively, bears an interest rate of 6% and is due over a term of 35 years. The future aggregate mortgage receipts at January 31, 1998 are as follows:

Year ending January 31:
          2000      $  2,302
          2001         1,961
          2002         2,082
          2003         2,210
          2004         2,346
       Thereafter     62,089
                     -------
          Total     $ 72,990
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

                                         Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1997   52,500       207,000     $ .19     $ .19
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
Exercise during year         ( 5,000)     ( 25,000)   ($ .19)   ($ .19)
                              ------       -------     -----      -----
Balance at January 31, 1998   47,500       182,000     $ .19     $ .19
Graned during year                --            --        --        --
Cancelled during year             --            --        --        --
Exercies during year          (7,500)           --      (.19)       --
                              -------       -------     -----    -----
Balance at January 31, 1999   40,000       182,000     $(.19)    $(.19)
                              =======      ========     =====    =====


The 7,500 options exercised during 1999 resulted in the issuance of 3,800 shares of the Company's common stock because of a cash-less exercise provision in the stock option agreement, whereby a certain number of option shares are deemed sold at the then quoted market price for the Company's common stock and the deemed proceeds are used to pay for the option shares issued.

All outstanding stock options are exercisable as of January 31, 1999. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the tern is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 1998 is 7.4 years.

The pro forma disclosures required under SFAS No. 123 are not presented as such information is the same as the reported net loss and loss per share.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        JANUARY 31, 1999 and 1998



Note 14.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. In fiscal 1998, management began to provide a reserve for warranty claims. Prior to fiscal 1998, no warranty reserve for potential claims was provided. The amount of the reserve for warranty claims provided in fiscal 1999 and 1998 was $21,300 and $51,174, respectively.

(b) Litigation. On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint) against it and three current members and one former member of its Board of Directors by a shareholders group, which alleges mismanagement, breach of fiduciary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a counter-suit. On April
20, 1999, the Company reached a compromise agreement with the shareholder
group; neither party admitted wrongdoing or liability.   The settlement
requires a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and release from all other claims. Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed of $.165) will be funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remaining $41,752 has been accrued by the Company in its financial statements for the year ended January 31, 1998. The Company also accrued $50,000 of legal costs related to the settlement at January 31, 1998, which represents the deductible portion of the incurance policy applicable to the settlement.

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

(c) Sales/Use Tax. In march 1999, the Company has received a Sales/Use Tax Assessment Summary from the State of Massachusetts Department of Revenue
(the "State) which indicates that the State intends to assess the Company for sales//use taxes on log home packages sold into the State during the past three years. The total potential assessment is approximately $149,000, plus interest and penalties. The Company does not believe that it was responsible for collecting and remitting sales/use taxes on sales made into Massachusetts because, among other reasons, it does not have employees in the State nor does it own or rent tangible property there. Accordingly, the Company intends to contest the assessment when received. If the Comapny is unsuccessful and is required to pay the State sales/use taxes related to sales made into the State in prior years, it intends to attempt to collect sales/uses taxes paid form the customers involved because the Company's sales contract requires the customer to pay such taxes if due. However, due to the timing of the sales and other factors, the Company may be unsuccessful in collecting all of the sales/use taxes it pays to the State from the customers. During the fourth quarter of 1999, the Company accrued the estimated costs to resolve this matter.

Note 15.  Supplementary Disclosure of Cash Flow Information

                                   1999       1998
                                  ------     ------

Cash paid during the year for:
   Interest                     $  90,741   $ 228,032
                                 ========   =========
   Income taxes                 $   1,525   $   2,219
                                 ========   =========

Non-cash investing and financing activities:

During fiscal 1999 and 1998, the Company issued promissory notes to certtain major suppliers of building components in lieu of cash payment of outstanding trade accounts payable in the total amount of $125,435 and $420,500, respectively,.

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

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JANUARY 31, 1999 and 1998



Note 15.  Supplementary Disclosure of Cash Flow Information (Continued)

During fiscal 1999, the following transactions occurred:

  During April 1998, a holder of a Cant Noote in the amount of $10 000 exchanged that note for a Series B Comvertible Suvordinated Debenture in the same amount.

  The Company entered into capital leases for office equipment having a total cost of $5,672.

  The Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's Founder and also recorded an increase the related liability in the same amount.

   The Company recorded an increase of $13,750 in Common Stock and an increase of $245,825 in additional paid in capital with a corresponding reduction of debt of $259,575 as the result of the exercise of the right of conversion of certain Series B Convertible Subordinated Debentures.

 The Company recorded an increase of $2,500 in Common Stock and an increase of $47,500 in Additional Paid In Capital with a corresponding reduction of debt of $50,000 as the result of the exercise of the right of conversion of certain Series A Convertible Subordinated Debentures.

  The Company recorded an increase in Series B Convertible Subordinated Debentures in the amount of $304,313, and increase in additional paid in capital of $231,250 and the related charge to interest expense in the amount of $520,138 related to the accretion of the valuations of warrants and beneficial conversion features associted with the Series B Convertible Subordinated Debentures.


Note 16.  Quarterly Financial Information (Unaudited)
                          (in thousands, except per share data)
                          April 30      July 31    October 31 January 31
                          --------      -------    ----------  ----------
1999:
Net sales                   $1,446        3,376         2,995    1,875
Gross profit                   454        1,416         1,293      864
Net earnings (loss)         $ (773)         271           278       47
                             =====        =====         =====    =====
Basic earnings (loss)
 per share                  $ (.22)         .05           .05      .01
                             ======       ======        ======    =====
Diluted earnings (loss)
 per share                  $ (.22)         .04           .04      .01
                             =====        ======         =====    =====

1998:
Net sales                   $1,601        2,814          2,456      940
Gross profit                   569        1,039            944      145
Net (loss)                  $ (273)       (  85)         ( 133)   ( 834)
                             =====        =====          =====     =====

Basic and diluted (loss)
 per share                  $ (.29)       ( .09)        ( .14)      (.62)
                             =====        =====         =====      =====


The sum of the earnings (loss) per share per quarter may not equal the earnings (loss) per share for the full fiscal year shown on the consolidated statement of operations due to the differences in the weighted average number of shares outstanding during the quarters, and the inclusion of dilutive securities in certain quarters that are excluded for the full year.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                       JAMUARY 31, 1999 and 1998



Note 17.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a) Cash and Cash Equivalents, Accounts Receivable, Notes
Receivable, Cash Surrender Value of Life Insurance, Accounts
Payable, Customer Deposits, Accrued Expenses and Debt.
The carrying amounts of cash and cash equivalents, accounts receivable, cash surrender value of life insurance, accounts payable, customer deposits, accrued expenses and debt approximate fair value because of their short term maturities and because the debt bears interest that approximate applicable market rates.

(b) Mortgage receivalbe. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $68,300 compared to its carrying amount of $72,990.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 18.  Liquidity

As of January 31, 1999, current liabilities of the Company exceeded current assets by approximately $1,808,976. In February 1999, the Compnay authorized issuance of $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures")as a source of funds for the repayment of $200,000 of A Debentures, plus accrued interest from April 1, 1998. In January 1998, the Company authorized the issuance of $600,000 of B Debentures and discontinued its Cant Financing Program. The Company exchanged $340,000 of the then outstanding $350,000 of Cant Notes with an equivelant amount of B Debentures. During the first quarter of fiscal 1999, the Company issued $250,000 of the remaining $260,000 of B Debentures.

The Company has not been successful in securing working capital from commercial lenders or governmental agency sources. Funds generated by operations, together with the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the B Debentures, have supported its operations during fiscal 1999, and are expected to do so in fiscal 2000 as well. Even though the Company has operated under these same conditions for the past eight years, there is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the B Debentures when they mature in May 1999 or a reduction in vendor assistance could further reduce its liquidity and make it extremely difficult for the Company to coninue operations.


Note 19.  Subsequent Events

(a) In February 1999, the Company authorized and issued $300,000 of C Debentures. The C Debentures bear interest, payable quarterly, at an annual rate of 12% and are due in February 2002. The C Debentures may be redeemed by the Company, at its option, in whole or in part, at any time on or after 60 days subsequent to the issue date. The holders of the C Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. This conversion rate is equal to the quoted market price for the Comapany's common stock on the date of issuance. The proceeds of the C Debentures were used to repay $200,000 of the A Debentures (as discussed in note 4)plus accrued interest from April 1, 1998 to the date of repayment, and other debts of the Company. Because $200,000 of A Debentures outstanding at January 31, 1999 were refinanced with C Debentures due in February 2002, the A Debentures have been reclassified reclassified to long-term debt at January 31, 1999. The C Debentures are secured by substantially all of the assets of the Company, and are subordinate to up to $750,000 of commercial bank lending and the B Debentures.

(b) As discussed in note 4, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $190,000 agreed to extend the maturity date to May 15, 2001. On May 15, 1999, the remaining $125,000 of B Debentures came due. Due to a dispute with the holder of the remaining B Debenture, an individual who is a current member of the Company's Board of Dorectors and its former Chairman of the Board, the Company decided not to repay that debenture on the due date. As a result, the Company is in default with respect to such B Debentures, which is also an event of default under the C Debentures. The holders of the C Debentures have waived their right to accelerate the maturity date of the C Debentures, and the Company has begun negotiations with the holder of the B Debenture in order to agree to a final settlement of all amounts due to, and/or from the Board Member.

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

(6) In May 1997, the Company's board of directors established the Office of Chief Executive. Its members consisted of Leslie M. Apple, Richard C. Farr, Samuel J. Padula and John D. Shepherd, current directors of the Company. The Office of Chief Executive terminated in December 1997, with the election of John D. Shepherd as Chief Executive Officer.
(7)  These amounts represent $9,750 paid for directors' meetings fees.
(8) Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a membeer of the Office of Chief Executive. Mr. Farr resigned from his positions woth the Company, except that of Director, on July 8, 1997.
(9) This amount consists of an annual salary of $5,000 paid to directors and $43,750 paid to Mr. Farr for executive services.
(10) This amount consists of $7,500 paid for directors' meetings fees, $9,942 for interest paid on advances made to the Company, and $14,362, which represents the value attributed to personal use of Company automobiles.
(11) This amount consists of a $5,000 annual salary paid to directors, and $99,894 for executive services.
(12) In February 1996, theCompany accrued an expense for a Post Retirement Life Insurance Policy on behalf of Mr. Farr.







Employee Savings Plan

   The Company maintains a defined ocntribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Thirty-eight of the Company's employees are currently eligible to participate in the Plan, twenty-nine of whom have elected to participate. Employees participating in the Plan may elect to defer ompensation up to a maximum permitted by the Internal
Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $10,000 for the 1999 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment.

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

  (2) Includes (i) 150,000 shares of the Company's Series B Convertible Subordinated Debentures which are convertible within 60 days,
       (ii) 1,562,500 shares subject to the Company's Series C
       Convertible Subordinated Debentures which are convertible within 60 days, excludes (iii) 250,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership, (vi) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership, (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, and (xi) 312,500 shares subject to the Company's Series C Convertible Subordinared Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

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

  (2) Includes (i) 2,100 shares owned jointly by Mr. Padula with his wife, Mrs. Eleanor Padula, with whom Mr. Padula shares voting and investment power, and excludes (ii) 263,603 shares heldd by Mrs. Padula as to which Mr. Padula disclaims beneficial ownership, and (iii)75,000 shares subject to warrants which are exercisable within 60 days.

  (3) Excludes 12,702 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (iii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (5) Includes (i) 150,000 shares subject to the Company's Series B Convertible Subordinated Debentures which are convertible within 60 days,
       (iii) 1,562,500 shares subject to the Company's Series C Convertible Subordinated Debentures which are convertible within 60 days; exludes
       (iii) 250,000 shares subject to the Company's Series B Convertible Sub-ordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd amd Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,(ix) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, and (xi) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

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

   During the fiscal years ended January 31, 1999 and 1998, the following transcations with officres, directors and shareholders occurred:
   On January 16, 1998, the following officers/directors/shareholders converted $450,000 of Series A Convertible Subordinated Debentures (the "A Debentures") into shares of the Company's common stock:

                                            Amount       Shares
                                           Converted     Issued
                                           ---------     -------
          John D. Shepherd                 $200,000      1,000,000
          Samuel J. Padula                 $ 50,000        250,000
          Richard C. Farr                  $200,000      1,000,000

   On January 30, 1998, the following officers/directors/shareholders exchanged notes payable under the Company's Cant Financing Program for Series B Convertible Subordinated Debentures (the "B Debentures") of the eequivelant amount:

                                              Amount
                                             Exchanged
                                             ---------
          John D. Shepherd                   $175,000
          Samuel J. Padula                   $ 30,000
          Richard C. Farr                    $125,000

   During March and April 1998, John D. Shepherd and William J. Thyne purchased $210,000(3) and $20,000(3), respectively, B Debentures aat 100% of par value. In addition, Mr. Shepherd purchased $30,000 of B Debentures held by Samuel J. Padula.

   On April 20, 1998, John D. Shepherd converted $275,000 of B Debentures into 1,375,000 shares of the Company's common stock. On that date, Mr. Shepherd also exercised warrants related to his B Debentures and purchased 687,500 shares of the Company's common stock for $.375 per share, or a total of $257,812.

   On June 30, 1998, Reginald W. Ray, Jr., a director, converted $25,000 of A Debentures held by him into 125,000 shares of the Company's common stock.

   In June 1998, John D. Shepherd purchased $15,000 of A Debentures held by a former director of the Company. On June 30, 1998, Mr. shepherd converted the $15,000 of A Debentures into 75,000 shares of the Company's common stock.

---------------------------------------
(3) Includes debentures held by family members of the named officer/firector/shareholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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

4.2 Form of SERIES B CONVERTIBLE SUBORDINATED DEBENTURES filed as Exhibit
4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on or about May 24, 1999 and incorporated herein by this referrence.

4.3 Form of WARRANT TO PURCHASE COMMON STOCK filed as Exhibit 4.3 to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exhcange Commission on or about May 24, 1999 and incorporated herein by this referrence.


4.4  Form of SERIES C CONVERTIBLE SUBORDINATED DEBENTURE.
     Filed herewith


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

* 21.  List of Subsidiaries.

27.  Financial Data Schedule
     (For electronic filing purposes only)
-----------------------
* Filed herewith.



     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1999, or through and including this filing.

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



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:


      ------------------------
      Richard C. Farr

       /s/ Samuel J. Padula                   May 5, 1999
      ------------------------
      Samuel J. Padula

       /s/ Reginald W. Ray, Jr.               May 14, 1999
      ------------------------
      Reginald W. Ray, Jr.

       /s/ John D. Shepherd                   May 28, 1999
      ------------------------
      John D. Shepherd

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

Exhibit
Number                    Exhibit Description



4.4  Form of SERIES C CONVERTIBLE SUBORDINATED DEBENTURE.

     THIS DEBENTURE HAS BEEN ACQUIRED FOR INVESTMENT AND HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THIS DEBENTURE MAY NOT BE SOLD OR TRANSFERRED IN THE ABSCENCE OF SUCH REGISTRATION OR
     AN OPINION OF COUNSEL SATISFACTROY TO THE ISSUER THAT SUCH
     REGISTRATION IS NOT REQUIRED BY SAID ACT.

                            LINCOLN LOGS. LTD.

               SERIES C CONVERTIBLE SUBORDINATED DEBENTURE

     No.__________

        Lincoln Logs, Ltd., a New York corporation (the "Corporation"), for value received, hereby promises to pay ___________(the "Holder" and together with all other holders of the Corporation's Series C Convertible Subordinated Debentures, the "Holder")on February __, 2002,(the "Due Date") the sum of _____________Thousand ($__________) Dollars, together with interest which has accrued thereon from the date hereof at the rate of 12% per annum, which interest shall be paid to the Holder quarterly in arrears on May 1, August 1, November 1 and February 1 of each year commencing May 1, 1999. Interest on this Debenture will accrue from the most recent date as to which interest has been paid or, if no interest has been paid, from the date hereof. All payments of principal and interest hereunder shall be made ratably among the Holders in proportion to the principal amount of these Debentures held by the Holders then outstanding. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

        This Debenture is one of an issue known as the Corporation's Series
     C Convertible Subordinated Debentures (the "Series C Debentures"), in the total aggregate amount of $300,000, duly authorized, all of like tenor, except the variations necessary to express the name of the Holder, the number and the principal amount of each Debenture.

        The Corporation reserves the right, upon 60 days' notice delivered by the Corporation to the holders of the Series C Convertible Subordinated Debentures at any time and from time to time, to prepay all or any portion of the principal amount of all Series C Debentures on a pro-rata basis, together with any unpaid interest which has accrued thereon to the date of prepayment. Notice of such prepayment will be mailed by first-class mail, postage prepaid, not less than 60 days prior to the date set for such prepayment. On and after any prepayment date, interest shall cease to accrue on the Series C Debentures or portions thereof which shall have been prepaid.

        The Holder shall have the right to convert this Series C Debenture, or any portion hereof provided such portion is equal to at least $10,000 or integral multiples thereof in principal amount, into shares of the Corporation's Common Stock at any time on or after thirty (30) days from the date of this Series C Debenture and prior to the Due Date, including any time during the period following the delivery by the Corporation of its notice to prepay all or any portion of the Debentures as provided in the immediately preceeding paragraph. If the Holder elects to exercise this conversion option, in whole or in part, the Holder shall deliver to the Corporation at its pricnipal office a written notice of such ekection substantially in the form attached hereto as Annex I for conversions occuring prior to any Conversion Shares (as defined below) being registered under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or Annex II for conversions occurring after such registration (each, a "Converiosn Notice"), together with this Series C Debenture. Upon receipt by the Corporation of teh Conversion Notice and this Series C Debenture (such date of receipt by the Corporation, hereinafter the "Date of Conversion") this Series C Debenture shall be converted into shares of the Corporation's Common Stock at the rate of one (1) share of the Corporation's Common Stock (the "Conversion Shares") for each $.16 in principal then owned to the Holder pursuant to this Series C Debenture; provided, however, that the number of conversion
     Shares to be issued to the Holder upon a conversion of this Series C Debenture shall be adjusted for any reclassification, consolidation, merger, subdivision, combination, stock dividend or split of the Corporation's issued and outstanding Common Stock which are duly authorized and effected between the date of this Series C Debenture and the Date of Conversion shall be paid to the Holder by the Corporation. Interest on the principal amount of the Series C Debentures converted pursuant to the terms of this paragraph shall ceade to accrue upon the Date of Conversion; provided, however, that in the event less than the entire principal amount of this Series C Debenture is converted pursuant to the foregoing, then any accrued interest which is unpaid on only that portion of the Series C Debenture to be converted on the Date of Conversion shall be paid to the Holder by the Corporation and interest only on that portion of the principal to be converted shall cease to accrue upon the Date of Conversion. Within 10 days following the Corporation's receipt of the Conversion Notice, the Corporation will issue a stock certificate representing the Conversion Shares to the Holder and pay to the Holder any accrued interest owed to such Holder, and, in the event the Holder elects to convert only a portion of the Series C Debenture, the Corporation shall deliver to the Holder a new Series C Debenture for the principal amount thereof not converted.

        The indebtedness evidenced by this Series C Debenture shall be subordinate and subject in right of payment to the prior payment in full of (1) the Corporations' Series A and Series B Convertible Subordinated Debentures outstanding at 5 p.m. Eastern Time February 16, 1999 (the "Series A Series B Debentures"); and (2) up to seven hundred fifty thousand ($750,000.00) of commercial bank indebtedness which the Corporation mau incur after February 24, 1999 (the "Commercial Bank Indebtedness"; the Commercial Bank Indebtedness and the Series A and Series B Debentures, collectively referred to herein as the "Senior Indebtedness").

        Upon the occurrence and continuation of an Event of Default )as defined in the Security Agreement dated the date hereof between the Corporation and the Holders), the holders of at least a majority of the aggregate principal amount of the Series C Debentures then outstanding may immediately, or if any Senior Indebtedness is outstanding, following the earlier of (i) ten days after written notice has been given by the Holders calling the default to the Holders of the Senior Indebtedness of the attention to accelerate the maturity of the Series C Debentures; or (ii) such earlier date following such notice as the Senior Indebtedness shall have been accelerated, declare the principal amount of the Debentures to be due and payable immediately.

        This Series C Debenture is secured by the security interest granted by the Corporation to the Holders of the Series C Debentures in (i) a certain Security Agreement dated the date hereof between the Corporation and the Holders of the Series C Debentures, and (ii) certain mortgages on parcels of real property owned by the Corporation and is entitled to the benefits thereof.

        IN WITNESS WHEREOF, the undersigned has executed and delivered this Debenture effective as of the --th day of February, 1999.

                                         LINCOLN LOGS, LTD.
                                         By:  ________________
                                              John D. Shepherd
                                              President

     [Corporate Seal]

     Attest:
     _____________________
     William J. Thyne
     President