Form 10KSB/A
period 1998-01-31
LINCOLN LOGS LTD
filed 1999-06-07
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998, as Amended
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

                             INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN AMENDED IN JUNE 1999 TO CORRECT TYPOGRAPHICAL ERRORS DISCOVERED IN THE COMPANY'S FILING OF ITS ANNUAL REPORT ON MAY 28, 1999. The Corporation hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 (the "Original Filing"). Each of the below referenced Items in Part II are hereby amended by deleting specific lines within the Items in their entirety and replacing them with the lines set forth herein. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing

     PART II

     Item 7.  Financial Statements:
        SAles, net of commissions of $1,083,032 and $1,053,611, respectively.

        NOTE 6.  Income Taxes
             Total gross deferred tax assets           1,594,084   1,319,679

        NOTE 13.  Stock Options
             Cancelled during year      (45,000)  (167,000)  ($ .89) ($ .62)


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

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panel homes were previously manufactured and marketed
(the manufacture and marketing operations of the Company's panel homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); and Lincoln Logs International Ltd., a New York corporation which was created to act as a domestic international sales corporation, but is inactive. In addition, the Company has a controlling interest in Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln" pursuant to the settlement of a proceeding instituted by the Trustee in the Chapter 7 Bankruptcy Proceeding of Lincoln Pre-Cut Log Homes, Inc., an unaffiliated Washington corporation. The Company, previously a fifty percent (50%) shareholder, acquired a controlling interest in Lincoln Holding Corp. after the owner of the other fifty percent (50%) interest in Lincoln Holding Corp. defaulted under the terms of an agreement with the Trustee and the Company. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.


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

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 1998 and 1997


                                                  1998         1997


SALES, net of commissions of $1,083,032
   and $1,053,611, respectively               $6,727,582   7,270,228

COST OF SALES                                  5,113,730   5,015,711
                                               ---------   ---------

GROSS PROFIT                                   1,613,852   2,254,517

OPERATING EXPENSES:
    Selling, general and administrative        2,747,868   2,406,042
                                               ---------   ---------

LOSS FROM OPERATIONS                          (1,134,016)   (151,525)
                                               ----------   ---------
OTHER INCOME (EXPENSE):
  Interest income                                 32,157      39,106
  Interest expense                              (231,922)   (221,270)
  Other                                            11,011     81,477
                                                 ---------   ---------
   Total other income (expense) - net            (188,754)  (100,687)
                                                 ---------  ---------
LOSS BEFORE INCOME TAXES                       (1,322,770)  (252,212)

INCOME TAXES (note 6)                               1,975      1,569
                                               ----------    --------
NET LOSS                                      $ (1,324,745) $(253,781)
                                              ============= ==========

PER SHARE DATA (note 2(g)):
  Basic and diluted loss per share           $    (1.27)   $    (.27)
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

                                                           F-6



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 1998 and 1997
                                              1998        1997
OPERATING ACTIVITIES:
Net loss                                 $ (1,324,745)  $ ( 253,781)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and amortization               141,560       148,846
  Write-off of note receivable                 18,500           --
  Amortization of Amount assigned to
    beneficial conversion feature and
    debt discount attributable to warrants      6,140           --
  (Gain) loss on sale of assets                 ( 325)        1,284
  Changes in operating assets and liabilities:
  Decrease (increase) in trade accounts
   receivable                                  171,000      ( 16,203)
  (Increase) decrease in inventories          (132,135)      204,739
  Decrease (increase) in prepaid expenses
   and other current assets                     86,239      (161,998)
  Increase (decrease) in trade
   accounts payable                             651,111      (158,020)
  Increase in customer deposits                 135,773       355,032
  Increase (decrease) in accrued expenses
   and other current liabilities                269,916      (148,505)
  Increase in due to related
   parties                                       17,256        94,845
  (Decrease) in accrued income taxes               (244)          (37)
                                                --------      --------
Net cash provided by operating activities        40,046        66,202
                                                ---------     --------
INVESTING ACTIVITIES (note 16):
  Additions to property, plant and equipment    (111,403)      (40,526)
  Proceeds from sale of assets                       325        32,352
  Payments received on morgage receivable          2,277            --
  Decrease in due from related parties                --         1,411
  Increase in deposits and other assets               --          (299)
                                                 --------      --------
    Net cash used by investing activities        (108,801)      (7,062)
                                                 ---------     ---------
FINANCING ACTIVITIES (note 16):
  Proceeds from issuance of common stock upon
    exercise of stock options                        5,719          --
  (Repayments of) proceeds from notes payable     (160,000)      80,000
  Redemption of common stock                            --      (94,305)
  Proceeds from loan against cash
    surrender value of life insurance                 6,727       80,000
  Repayments of long-term debt                      (18,491)    (139,364)
                                                  ----------    ---------
Net cash used by financing activities              (166,045)     (73,669)
                                                  ----------    ---------
Net (decrease) in cash and cash equivalents        (234,800)     (14,529)
Cash and cash equivalents at beginning
 of period                                          359,107       373,636
                                                   ---------     ---------
Cash and cash equivalents at end
 of period                                        $ 124,307     $  359,107
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
                                      =====           =====

For the years ended January 31, 1998 and 1997, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 1998 and 1997 are presented below:

                                                      1998     1997
                                                      ----     ----

Deferred tax assets:
Vacation accrual                               $     8,797  $  1,606
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,806     3,900
Allowance for doubtful accounts                      6,052     3,060
Other liabilities                                   17,399    10,327
Net operating loss carryforward                  1,545,030  1,300,786
                                                 --------- ---------
Total gross deferred tax assets                  1,594,084  1,319,679
   Less valuation allowance                     (1,578,780)(1,307,802)
                                                ----------  ----------
Net deferred tax asset                              15,304     11,877

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (15,304)   (11,877)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
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

                                         Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1996   45,000       167,000     $ .89     $ .62
Granted during year           52,500       207,000     $ .19     $ .19
Cancelled during year        (45,000)     (167,000)   ($ .89)   ($ .62)
                             -------       -------     -----     -----
Balance at January 31, 1997   52,500       207,000     $ .19     $ .19
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
Exercise during year         ( 5,000)     ( 25,000)   ($ .19)   ($ .19)
                              ------       -------     -----      -----
Balance at January 31, 1998   47,500       182,000     $ .19     $ .19
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