Form 10QSB/A
period 1998-04-30
LINCOLN LOGS LTD
filed 1999-06-07
CIK 717422

UNITED STATES
		             	SECURITIES AND EXCHANGE COMMISSION
				                 Washington, D. C.   20549


                   				   	FORM 10-QSB

         		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
       		         OR THE SECURITIES EXCHANGE ACT OF 1934


	For the quarterly period ended April 30, 1998, as Amended

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





		                  	LINCOLN LOGS LTD. AND SUBSIDIARIES


                                           INTRODUCTORY NOTE
                                           ------------------

THE INFORMATION CONTAINED HEREIN HAS BEEN AMENDED IN JUNE 1999
TO CORRECT TYPOGRAPHICAL ERRORS DISCOVERED IN THE COMPANY'S
FILING OF ITS FIRST QUARTER REPORT ON MAY 28, 1999. The corporation hereby amends the following items of its Quarterly
Report on Form 10-QSB for the quarter ended April 30, 1998 (the
"original Filing"). Each of the below referenced Items in Part I are hereby amended by deleting specific lines within the Items in their entirety and replacing them with the lines set forth herein. Any Items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

   PART I

   item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations:
               Paragraph 1, line 1:  Net sales were $1,446,359...


                      					      INDEX

									                                               	Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

  	Consolidated balance sheets as of April 30, 1998
		   and January 31, 1998                                  	4 - 5

  	Consolidated statements of operations
		   for the three months ended April 30, 1998
		   and 1997                           	                  	6

   Consolidated statements of changes in
      stockholders' equity (deficiency) for the
      three months ended April 30, 1998 and the
      twelve months ended January 31, 1998                   7

   	Consolidated statements of cash flows
	      for the three months ended April 30, 1998
	      and 1997                            	                 8

   	Notes to consolidated financial statements	              9  - 12




	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
         			OF FINANCIAL CONDITION AND RESULTS
	         		OF OPERATIONS			                                 13 - 16


PART  II.   OTHER INFORMATION				                            17


SIGNATURES						                                             18











                                 - 3  -

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

                             						-  4  -




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



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               April 30,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $1,446,359  $1,601,498

COST OF SALES                               992,280   1,032,743
                                         ----------  ----------
GROSS PROFIT                                454,079     568,755
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               208,008     208,920
  Selling, general and administrative       540,347     594,153
                                         ----------  ----------
   Total operating expenses                 748,355     803,073
                                         ----------  ----------
LOSS FROM OPERATIONS                       (294,276)   (234,318)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             5,178      13,490
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 5)                 (451,619)        --
    All other                               (36,146)    ( 54,983)
                                          ----------  ----------
     Total interest expense                (487,765)    ( 54,983)
                                          ----------  ----------
  Other                                       4,153        2,564
                                          ----------  ----------
   Total other income (expense) - net      (478,434)     (38,929)
                                          ----------  ----------
LOSS BEFORE INCOME TAXES                   (772,710)    (273,247)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET LOSS                                  $(772,710)   $(273,247)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.22)      $(.29)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                              						-  6  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED APRIL 30, 1998 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 1998

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


                                  						-  7  -

                   	   LINCOLN LOGS LTD. AND SUBSIDIARIES
	              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              	         MONTHS ENDED APRIL 30, 1998 AND 1997
                          	   (UNAUDITED)
      	                                      Three Months Ended
                                                April 30,
                                          ----------------------------
                                           1 9 9 8          1 9 9 7
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net loss                            	$ ( 772,710)   $ ( 273,247)
  Adjustments to reconcile netlossto net
   cash (used) provided by operating activities:
     Depreciation and amortization             38,432         34,430
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                           451,619              --
     Compensation related to exercise of
       stock option                               925              --
  Changes in operating assets and liabilities:
   (Increase) in trade accounts receivable    (165,306)      (131,152)
   (Increase) decrease in inventories 	       (107,557)       161,625
   (Increase) in prepaid expenses and
       other current assets	                   (37,552)       (82,635)
   (Decrease) in trade accounts payable       (174,608)      (302,972)
   Increase in customer deposits               805,669         59,364
   (Decrease) increase in accrued expenses
       and other current liabilities	         (212,844)        68,752
   Increase in due to related parties	             --          25,293
   (Decrease) in accrued and prepaid
       income taxes	                              (525)          (769)
                                            ------------    --------------
Net cash (used)provided by
  operating activities	                       (174,457)       103,687
                                            ------------    ---------------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment  (34,967)         (2,224)
   (Increase) in deposits and other assets        (474)             --
   Decrease in due from related parties              --             399
                                             ------------     --------------
   Net cash (used) by investing activities      (35,441)         (1,825)
                                             ------------    --------------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series B Convertible
     Subordinated Debentures                     240,000              --
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                           257,812              --
  Repayments of notes payable 	                 (128,127)             --
  Repayment of loan against cash surrender
     value of life insurance policy              (10,000)              --
  Repayments of long-term debt                    (5,678)           (5,400)
                                             ----------------     -----------
   Net cash provided (used) by financing
      activities 	                                354,007           (5,400)
                                             ----------------     -----------
Net increase in cash and cash equivalents        144,109             96,462

Cash and cash equivalents at beginning of period 124,307           359,107
                                              --------------      -----------
Cash and cash equivalents at end of period     	$268,416           $455,569
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

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 30, 1998 vs. April 30, 1997

   Net sales were $1,446,359 for the three months ended April 30, 1998 as compared to $1,601,498 in the same period in 1997, a decrease of $155,139, or slightly less than 10% When compared with the previous year, there was a 3% decrease in the number of home units shipped, and the average sales value per home unit shipped deecreased 9% The decrease in sales value per home unit shipped resulted from the shipment of homes that were both smaller and less expensive than those shipped in the smae period of the previous year. The decrease in units shipped was due to adverse spring weather conditions.

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

   For the three months ended April 30, 1998 the Company's operations were a net user $174,457 of cash, while in the comparable period of the previous year it was a net provider of cash in the amount of $103,687. Overall, the Company experienced a net increase in its cash position of $144,109 during the three months ended April 30, 1998 as compared with an increase in its cash position of $96,462 during the three months ended April 30, 1997.

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

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 1998 of $772,710. As of April 30, 1998 current liabilities exceeded current assets by $2,459,148 and the Company had a net capital deficiency of $899,963. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures replacing the Cant Financing Program, have supported the Company's operations in fiscal 1999. There is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance, could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.
                                 -14-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. On
May 19, 1999, the FASB agreed to expose for comment a proposal to defer the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidaed Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

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