Form 10QSB/A
period 1998-10-31
LINCOLN LOGS LTD
filed 1999-06-07
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OR THE SECURITIES ACT OF 1934

      For the quarterly period ended October 31, 1998, as Amended

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


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                               INTRODUCTORY NOTE
                               -----------------

THE INFORMATION CONTAINED HEREIN HAS BEEN AMENDED IN JUNE 1999
TO CORRECT TYPOGRAPHICAL ERRORS DISCOVERED IN THE COMPANY'S
FILING OF ITS THIRD QUARTER REPORT ON MAY 28, 1999.  The
Corporation hereby amends the following items of its Quarterly
Report on Form 10-QSB for the quarter ended October 31, 1998
(the "Original Filing").  Each of the below referenced Items in
Part I are hereby amended by deleting specific lines within the Items in their entirety and replacing them with the lines set forth herein. Any Items in the original Filing not expressly changed hereby shall be as set forth in the Original Filing.

     PART I

     Item I.  Financial Statements (Unaudited):
       CURRENT LIABILITIES
         Accrued payroll, related taxes and withholdings    110,024   78,505




                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

            Consolidated balance sheets as of October 31, 1998
               and January 31, 1998                              4 - 5

            Consolidated statements of operations for tht nine
               months ended October 31, 1998 and 1997            6

            Consolidated statements of operations for tht three
               months ended October 31, 1998 and 1997            7

            Consolidated statements of changes in stockholders'
               equity (deficiency) for the nine months ended
               October 31, 1998 and twelve months ended
               January 31, 1998                                  8

     		Consolidated statements of cash flows for the nine
               months ended October 31, 1998 and 1997            9

            Notes to consolidated financial statements           10 - 14







	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                 15 - 19

PART  II.   OTHER INFORMATION                                    20


SIGNATURES                                                       21








                                      - 3  -


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
                                               ==========       ==========

                                          ( continued )

                          						-  4  -



                        LINCOLN LOGS LYD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        OCTOBER 31, 1998 AND JANUARY 31, 1998

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 October 31,    January 31,
                                                  1 9 9 8        1 9 9 8
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  287,977      $   25,000
    Others                                         228,884         245,587
  Note payable                                         --          430,500
  Trade accounts payable                           886,886       1,144,959
  Customer deposits                              1,485,578       1,287,212
  Accrued payroll, related taxes and
    withholdings                                   110,024          78,505
  Accrued income taxes                                 --              525
  Due to related parties                           140,359         152,328
  Accrued expenses                                 661,175         601,234
                                                ----------        ----------
     Total current liabilities                   3,800,883        3,965,850

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                    --           30,710
     Others                                             --              930
  Other                                              4,907            4,289
Other long-term liability                           92,184           92,184
                                                -----------      ----------
    Total liabilities                            3,897,974        4,093,963
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      6,046,299 and 3,729,999 shares                 60,463          37,300
  Additional paid-in capital                      5,418,104       4,641,705
  Accumulated deficit                            (4,894,462)     (4,671,385)
                                                 -----------      ----------
                                                    584,105           7,620
  Less:  cost of 504,240 shares of common
     stock in treasury at October 31, 1998
     and January 31, 1998                          (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' deficiency                (300,330)       (876,815)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $3,597,644      $3,217,148
                                              =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                  (UNAUDITED)
<CAPTION)
                                            Nine Months Ended
                                               October 31,
                                          -------------------
                                          1 9 9 8    1 9 9 7
                                         ---------   --------
NET SALES                                $7,817,414  $6,871,094

COST OF SALES                             4,654,866   4,319,146
                                         ----------  ----------
GROSS PROFIT                              3,162,548   2,551,948
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                             1,081,909     946,388
  Selling, general and administrative     1,761,104   1,975,673
                                         ----------  ----------
   Total operating expenses               2,843,013   2,922,061
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS               319,535    (370,113)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            21,627      29,931
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 5)                 (516,684)        --
    All other                               (80,378)    (166,954)
                                          ----------  ----------
     Total interest expense                (597,062)    (166,954)
                                          ----------  ----------
  Other                                      32,823       16,485
                                          ----------  ----------
   Total other income (expense) - net      (542,612)    (120,538)
                                          ----------  ----------
LOSS BEFORE INCOME TAXES                   (223,077)    (490,651)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET LOSS                                  $(223,077)   $(490,651)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.05)      $(.52)
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


                              						-  7  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE NINE MONTHS ENDED JULY 31, 1998 AND
              THE TWELVE MONTHS ENDED JANUARY 31, 1998

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



                                  						-  8  -

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                (UNAUDITED)
                                               Nine Months Ended
                                                 October 31,
                                          ----------------------------
                                           1 9 9 8          1 9 9 7
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net loss                                $ (223,077)    $ (490,651)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization           114,520        103,295
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                          516,684              --
     Compensation related to exercise of
       stock option                              925              --
  Changes in operating assets and liabilities:
   (Increase) decrease in trade
       accounts receivable                   (52,551)        234,575
   (Increase) in inventories                 (25,234)       (136,441)
   (Increase) decrease in prepaid expenses
      and other current assets               (180,350)        78,540
   (Decrease) increase in trade
      accounts payable                      (258,073)        545,982
   Increase (decrease) in customer deposits  198,366        (129,778)
   Increase (decrease) in accrued expenses
      and other current liabilities           91,460         (60,868)
   (Decrease) increase in due to
      related parties                        (11,969)         11,664
   (Decrease) in accrued and prepaid
      income taxes                            (1,425)         (1,569)
                                           ----------      ----------
Net cash provided by
  operating activities                       169,276         154,749
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                        ( 95,093)        (60,547)
   (Increase) in deposits and other assets      (634)             --
   Decrease in due from related parties           --           1,860
   Payments received on mortgage receivable      641              --
                                           ----------      ----------
   Net cash (used) by investing activities  ( 95,086)        (58,687)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of Series B Convertible
     Subordinated Debentures                 240,000              --
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                       257,812              --
  Repayments of notes payable               (420,500)        (110,000)
  Repayment of loan against cash surrender
     value of life insurance policy          (10,000)             --
  Repayments of long-term debt               (16,280)         (14,198)
                                           ----------       ----------
   Net cash provided (used) by financing
     activities                               51,032         (124,198)
                                           ----------       ----------
Net increase (decrease) in cash
   and cash equivalents                      125,222          (28,136)

Cash and cash equivalents at
   beginning of period                       124,307          359,107
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $249,529         $330,971
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                                   						-  9  -

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
                                                         ========  ========

There were 787,500 stock purchase warrants outstanding at October 31, 1998 that were not included in the computation of diluted earnings per share as their effect was anti-dilutive. For the three-month period ended October 31, 1997, the assumed conversion of convertible debentures and exercise of stock options were not used in the computation of diluted (loss) per share as their effect would be anti-dilutive.

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

   As shown in the consolidated financial statements, the Company incurred a net loss during the nine-month period ended October 31, 1998 of $223,077.
As of October 31, 1998 current liabilities exceeded current assets by $2,091,469 and the Company had a net stockholders' deficiency of $300,330.
The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, and the assistance of major vendors who have provided extended payment terms to the Company, have supported its operations during fiscal 1998, and with the issuance of the Series B Convertible Subordinated Debentures replacing the Cant Financing Program, have done so in fiscal 1999 as well. There is, however, no assurance that the Company will be able to generate adequate funds from these sources.
A reduction in the Company's sales activity, the inability to extend the Series B Debentures when they mature in May 1999, or a reduction in vendor assistance, could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.
                                 -17-

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