Form 10KSB/A
period 1999-01-31
LINCOLN LOGS LTD
filed 1999-06-07
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999, as Amended
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

                                  PART I


                                 INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN AMENDED IN JUNE 1999 TO CORRECT TYPOGRAPHICAL ERRORS IN THE COMPANY'S FILING OF ITS ANNUAL REPORT ON MAY 28, 1999. The Corporation hereby amends the following item of its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 (the "Original Filing"). Each of the below referenced Items in Part II are hereby amended by deleting specific lines within the Items in their entirety and replacing them with the lines set forth herein. Any items in the Original Filing not expressly changed hereby shall be as set forth in the original Filing.

     PART II

     Item 7.  Financial Statements:
        OTHER ASSETS:
             Cash surrender value of life insurance, net of loan
                of $83,574 in 1999 and $86,400 in 1998

        NOTE 10.  Accrued Expenses
                                         1999   1998
                                         -----  -----
                 Accrued severance        --     11,280


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 1999 ("fiscal 1999") were $9,691,513 compared to $7,810,614 in the fiscal year ended January 31, 1998 ("fiscal 1998"). Fiscal 1999 total revenues represent an increase of $1,880,899, or approximately 24% more than fiscal 1998.

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


                                        KPMG LLP

Albany, New York
April 16, 1999, except as
   to note 14(b), which is
   as of April 20, 1999,
   and Note 19(b), which is
   as of May 15, 1999

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1999 and 1998



                                   ASSETS

                                                          1999         1998

CURRENT ASSETS:
  Cash and cash equivalents (note 2(k))            $   223,521  $   124,307
  Trade accounts receivable, net of allowance
    for doubtful accounts of $17,700                   261,209      103,910
  Inventories (note 5)                                 593,314      755,210
  Prepaid expenses and other current assets (note 9)   516,560      339,892
  Preapid income taxes                                     918           --
  Mortgage receivable (note 12)                          2,302        1,779
                                                     ---------    ---------
   Total current assets                              1,597,824    1,325,098
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at
 cost (notes 3 and 4)                                5,124,419    5,042,517
Less accumulated depreciation                       (3,392,150)  (3,284,868)
                                                     ---------    ---------
   Property, plant and equipment- net                1,732,269    1,757,649
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage receivable (note 12)                         70,688       72,148
  Assets held for resale (note 3)                       27,561       38,189
  Cash surrender value of life insurance, net of
    loan of $83,574 in 1999
    and $86,400 in 1998                                 10,606         5,456
  Deposits and other assets                              1,622           988
  Intangible assets, net of accumulated
    amortization of $67,884 in 1999 and $59,514
    in 1998                                              9,250        17,620
                                                      --------      --------
   Total other assets                                  119,727       134,401
                                                      --------      --------
TOTAL ASSETS (note 4)                              $ 3,449,820   $ 3,217,148
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

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 1999 and 1998


                                                  1999         1998


NET SALES                                     $9,691,513  $7,810,614

COST OF SALES                                  5,664,160   5,113,730
                                               ---------   ---------

GROSS PROFIT                                   4,027,353   2,696,884
                                               ---------   ---------

OPERATING EXPENSES:
  Commissions                                  1,343,919   1,083,032
  Selling, general and administrative          2,282,874   2,747,868
                                               ---------   ---------
     Total operating expenses                  3,626,795   3,830,900
                                               ---------   ---------

INCOME (LOSS) FROM OPERATIONS                    400,560  (1,134,016)
                                               ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                 23,698      32,157
                                                ---------  ----------
  Interest expense:
    Amount attributable to beneficial
     conversion feature and warrants (note 4)   (520,138)   (  6,140)
    All other                                   (113,315)   (225,782)
                                                ---------- ----------
       Total interest expense                   (633,453)   (231,922)
                                                ----------  ----------
  Other                                           33,147      11,011
                                                -----------  ----------
   Total other income (expense) - net           (576,608)   (188,754)
                                                 ---------   ---------
LOSS BEFORE INCOME TAXES                        (176,048)  (1,322,770)

INCOME TAXES (note 6)                               1,132        1,975
                                               ----------    ----------
NET LOSS                                     $ (  177,180) $(1,324,745)
                                              ============= ============

PER SHARE DATA (note 23(h)):
  Basic and diluted loss per share            $    (.04)   $   (1.27)
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

                                                           F-6



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 1999 and 1998
                                              1999        1998
OPERATING ACTIVITIES:
Net loss                                 $ (  177,180)  $ (1,324,745)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation and amortization               150,089       141,560
  Write-off of note receivable                    --         18,500
  Amortization of amount assigned to
    beneficial conversion feature and
    debt discounts attributable to warrants   520,138         6,140
  Compensation related to exercise of
    stock option                                  925            --
  (Gain) on sale of assets                     (5,977)         (325)
  Changes in operating assets and liabilities:
  (Increase) decrease in trade accounts
   receivable                                 (157,299)       171,000
  Decrease (Increase) in inventories           161,896       (132,135)
  (Increase) decrease in prepaid expenses
   and other current assets                   (177,586)        86,239
  (Decrease) increase in trade
   accounts payable                            (188,645)      651,111
  Increase in customer deposits                     913       135,773
  Increase in accrued expenses
   and other current liabilities                 11,456       269,916
  Increase in due to related
   parties                                        1,794        17,256
  Inecrease (decrease)in accrued income taxes       525          (244)
                                                --------      --------
Net cash provided by operating activities        141,049        40,046
                                                ---------      --------
INVESTING ACTIVITIES (note 15):
  Additions to property, plant and equipment    (110,667)     (111,403)
  Proceeds from sale of assets                    16,605           325
  Payments received on mortgage receivable           937         2,277
  (Increase) in deposits and other assets           (634)           --
                                                 --------      --------
    Net cash used by investing activities        ( 93,759)    (108,801)
                                                 ---------     ---------
FINANCING ACTIVITIES (note 15):
  Proceeds from issuance of common stock upon
    exercise of stock options                          --         5,719
  Proceeds from issuance of common stock upon
    exercise of stock warrants                     257,812          --
  Proceds from issuance of debentures              240,000          --
  Repayments of notes payable                     (420,500)    (160,000)
  Proceeds from loan against cash
    surrender value of life insurance                6,542        6,727
  Repayments on loan against cash
    surrender value of life insurance              (10,000)          --
  Repayments of long-term debt                     (21,930)     (18,491)
                                                  ----------    ---------
Net cash provided/(used) by financing activities    51,924     (166,045)
                                                  ----------    ---------
Net increase (decrease) in cash
 and cash equivalents                                99,214     (234,800)

Cash and cash equivalents at beginning
 of period                                          124,307      359,107
                                                   ---------     ---------
Cash and cash equivalents at end
 of period                                        $ 223,521    $  124,307
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

Note 8.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 1999 and 1998 was $28,951 and $42,179, respectively. The aggregate future minimum operating lease payments at January 31, 1999 are as follows:

Year ending January 31:
  2000         $ 25,514
  2001           24,225
  2002           13,147
  2003            3,050
                 ------
 Total         $ 65,936
                =======

Note 9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 1999 and 1998 consist of the following:

                                  1999           1998
                                --------       --------
Commission advances            $ 119,192      $ 145,109
Prepaid design work              112,644         80,873
Prepaid insurance                 37,718         15,720
Prepaid advertising and shows     69,549         24,890
Miscellaneous receivables         55,397         32,381
Costs related to deferred sales   45,881             --
Prepaid property taxes            27,453         11,433
Other                             48,726         29,486
                                --------       --------
   Total                       $ 516,560      $ 339,892
                                ========      =========

Note 10.  Accrued Expenses

Accrued expenses at January 31, 1999 and 1998 consist of the following:

                                   1999           1998
                                 --------       --------
Accrued legal and related costs  $ 87,442       $118,616
Accrued commissions                55,966         99,722
Accrued severance                      --         11,280
Accrued backorders                 67,815         13,944
Accrued interest                   24,500          4,750
Accrued sales awards               26,500             --
Deposits - cancelled contracts     43,373         85,267
Post-retirement benefits           72,000         72,000
Accrued Warranty                   72,474         51,174
Other                             171,251        144,481
                                 --------       --------
   Total                        $ 621,321      $ 601,234
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


Note 16.  Quarterly Financial Information (Unaudited)
                          (in thousands, except per share data)
                          April 30      July 31    October 31 January 31
                          --------      -------    ----------  ----------
1999:
Net sales                   $1,446        3,376         2,995    1,875
Gross profit                   454        1,416         1,293      864
Net earnings (loss)         $ (773)         271           278       47
                             =====        =====         =====    =====
Basic earnings (loss)
 per share                  $ (.22)         .05           .05      .01
                             ======       ======        ======    =====
Diluted earnings (loss)
 per share                  $ (.22)         .04           .04      .01
                             =====        ======         =====    =====

1998:
Net sales                   $1,601        2,814          2,456      940
Gross profit                   569        1,039            944      145
Net loss                    $ (273)       (  85)         ( 133)   ( 834)
                             =====        =====          =====     =====

Basic and diluted loss
 per share                  $ (.29)       ( .09)        ( .14)      (.62)
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

(6) In May 1997, the Company's board of directors established the Office of Chief Executive. Its members consisted of Leslie M. Apple, Richard C. Farr, Samuel J. Padula and John D. Shepherd, current directors of the Company. The Office of Chief Executive terminated in December 1997, with the election of John D. Shepherd as Chief Executive Officer.
(7)  These amounts represent $9,750 paid for directors' meetings fees.
(8) Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a membeer of the Office of Chief Executive. Mr. Farr resigned from his positions woth the Company, except that of Director, on July 8, 1997.
(9) This amount consists of an annual salary of $5,000 paid to directors and $43,750 paid to Mr. Farr for executive services.
(10) This amount consists of $7,500 paid for directors' meetings fees, $9,942 for interest paid on advances made to the Company, and $14,362, which represents the value attributed to personal use of Company automobiles.
(11) This amount consists of a $5,000 annual salary paid to directors, and $99,894 for executive services.
(12) In February 1996, the Company accrued an expense for a Post Retirement Life Insurance Policy on behalf of Mr. Farr.







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

   During March and April 1998, John D. Shepherd and William J. Thyne purchased $210,000(3) and $20,000(3), respectively, B Debentures at 100% of par value. In addition, Mr. Shepherd purchased $30,000 of B Debentures held by Samuel J. Padula.

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