Form 10QSB
period 1999-04-30
LINCOLN LOGS LTD
filed 1999-06-14
CIK 717422

UNITED STATES
		             	SECURITIES AND EXCHANGE COMMISSION
				                 Washington, D. C.   20549


                   				   	FORM 10-QSB

         		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
       		         OF THE SECURITIES EXCHANGE ACT OF 1934


                  	For the quarterly period ended April 30, 1999

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          		Class				                       Outstanding at June 11, 1999
	Common Stock,  $  .01 par value			               5,542,059





		                  	LINCOLN LOGS LTD. AND SUBSIDIARIES




                      					      INDEX

									                                               	Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

   Consolidated balance sheets as of April 30, 1999
     and January 31, 1999                                   3 - 4

   Consolidated statements of operations
     for the three months ended April 30, 1999
     and 1998                                               5

   Consolidated statements of changes in
     stockholders' equity (deficiency) for the
     three months ended April 30, 1999 and the
     twelve months ended January 31, 1999                   6

   Consolidated statements of cash flows
     for the three months ended April 30, 1999
     and 1998                                               7

   Notes to consolidated financial statements               8 - 12


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                   13 - 15


PART II.    OTHER INFORMATION                               16 - 17


SIGNATURES                                                  18





                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        APRIL 30, 1999 AND JANUARY 31, 1999

                                     ASSETS
                                     ------


                                             April 30,    January 31,
                                              1 9 9 9       1 9 9 9
                                            (Unaudited)    (Audited)
                                            ------------  ------------

CURRENT ASSETS:
   Cash and cash equivelants                 $  213,979    $  223,521
   Trade accounts receivable, net of $17,700
     allowance for doubtful accounts             48,181       261,209
   Inventories (principally raw materials)    1,022,931       593,314
   Prepaid expenses and other current
     assets                                     689,398       516,560
   Prepaid income taxes                             918           918
   Mortgage receivable                            2,338         2,302
                                              ----------    ----------
       Total current assets                    1,977,745     1,597,824
                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                          784,800       784,800
   Buildings and improvements                  2,180,409     2,177,600
   Machinery and equipment                       633,628       625,848
   Furniture and fixtures                      1,375,137     1,368,254
   Transportation equipment                      198,386       167,917
                                              ----------    ----------
                                               5,172,360     5,124,419
   Less:   accumulated depreciation           (3,428,150)   (3,392,150)
                                              ----------    ----------
       Total property, plant and
          equipment - net                      1,744,210     1,732,269
                                              ----------    ----------

OTHER ASSETS:
   Mortgage receivable                            70,207        70,688
   Assets held for resale                         27,561        27,561
   Cash surrender value of life insurance,
     net of loan of $83,574 at January 31, 1999
     and $70,251 at April 30, 1999                24,159        10,606
   Deposits and other assets                       1,622         1,622
   Intangible assets, net of amortization          7,400         9,250
                                               ----------    ----------
       Total other assets                        130,949       119,727
                                               ----------    ----------

TOTAL ASSETS                                  $3,852,904    $3,449,820
                                              ==========    ==========

                                              ( continued )

                             						-  3  -




                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        APRIL 30, 1999 AND JANUARY 31, 1999

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 April 30,      January 31,
                                                  1 9 9 9         1 9 9 9
                                                (Unaudited)      (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  125,000      $  281,350
    Others                                           7,262          34,644
  Note payable                                      78,339         125,435
  Trade accounts payable                           780,591         830,879
  Customer deposits                              2,125,776       1,288,125
  Accrued payroll, related taxes and
    withholdings                                    46,563          69,874
  Accrued income taxes                                 --            1,050
  Due to related parties                           152,619         154,122
  Accrued expenses                                 606,020         621,321
                                                ----------        ----------
     Total current liabilities                   3,922,170        3,406,800

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               479,186              --
     Others                                         20,000          200,000
  Other                                             19,778            3,577
Other long-term liability                           94,410           93,876
                                                -----------      ----------
    Total liabilities                            4,535,544        3,704,253
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      6,046,299 and 6,046,299 shares                 60,463          60,463
  Additional paid-in capital                      5,418,104       5,418,104
  Accumulated deficit                            (5,277,272)     (4,848,565)
                                                 -----------      ----------
                                                    201,795         630,022
  Less:  cost of 504,240 shares of common
     stock in treasury at April 30, 1999
     and January 31, 1999                          (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' deficiency                (682,640)       (884,435)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIENCY)                                   $3,852,904      $3,449,820
                                               =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               April 30,
                                          -------------------
                                          1 9 9 9    1 9 9 8
                                         ---------   --------
NET SALES                                $1,050,489  $1,446,359

COST OF SALES                               702,669     992,280
                                         ----------  ----------
GROSS PROFIT                                347,820     454,079
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               164,495     208,008
  Selling, general and administrative       612,249     540,347
                                         ----------  ----------
   Total operating expenses                 776,744     748,355
                                         ----------  ----------
LOSS FROM OPERATIONS                       (428,924)   (294,276)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             7,147       5,178
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 5)                   (3,733    (451,619)
    All other                               (20,566)     (36,146)
                                          ----------   ----------
     Total interest expense                 (24,299)    (487,765)
                                          ----------   ----------
  Other                                      17,369        4,153
                                          ----------   ----------
   Total other income (expense) - net           217     (478,434)
                                          ----------  ----------
LOSS BEFORE INCOME TAXES                   (428,707)    (772,710)

INCOME TAXES                                     --           --
                                          ----------  ----------
NET LOSS                                  $(428,707)   $(772,710)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic and diluted loss per share           $(.08)      $(.22)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                              						-  5  -

           	    LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE THREE MONTHS ENDED APRIL 30, 1999 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 1999

                                                                                                                          Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury            equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1998            3,729,999     $  37,300     $4,641,705     $(4,671,385)     $(  884,435)     $(   876,815)

Common stock issued upon exercise
  of stock options                         3,800            38            887              --               --                925

Common stock issued upon exercise
  of stock purchase warrants             687,500          6,875        250,937             --               --             257,812

Debt converted to commom stock         1,625,000         16,250        293,325             --               --             309,575

Amount assigned to subordinated debenture
  beneficial conversion feature
  and warrants                                --            --         231,250              --               --             231,250

Net loss - 1999                               --            --             --         (177,180)             --            ( 177,180)
                                        ----------     ----------     ----------     ----------     -------------   ------------
Balance at January 31, 1999             6,046,299     $   60,463     $5,418,104     $(4,848,565)    $(  884,435)     $     (254,433)

Amount assigned to subordinated debenture
   warrants                                    --            --             500              --              --                 500

Net loss - 3 months ended April 30, 1999     --              --             --        ( 428,707)            --             (428,707)
                                        ----------     -----------   ----------     ------------     ----------    -------------
Balance at April 30, 1999                6,046,299     $   60,463     $5,418,604      $(5,277,272)   $(  884,435)   $   (682,640)
                                        ==========    ============   ===========     ============   =============  ================

See accompanying notes to consolidated financial statements.


                                  						-  6  -

                   	   LINCOLN LOGS LTD. AND SUBSIDIARIES
	              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              	         MONTHS ENDED APRIL 30, 1999 AND 1998
                          	   (UNAUDITED)
      	                                      Three Months Ended
                                                April 30,
                                          ----------------------------
                                           1 9 9 9          1 9 9 8
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net loss                               	$ (428,707)    $ (772,710)
  Adjustments to reconcile net loss to
    net cash (used) by operating
    activities:
     Depreciation and amortization            37,850         38,432
     Amortization of amounts assigned to
      beneficial conversion feature
      and warrants                             3,733        451,619
     Compensation related to exercise of
      stock option                                --            925
  Changes in operating assets and liabilities:
   Decrease (increase) in trade
     accounts receivable                      213,028       (165,306)
   (Increase) in inventories                 (429,617)      (107,557)
   (Increase) in prepaid expenses and
     other current assets                    (172,838)       (37,552)
   (Decrease) in trade accounts payable       (50,288)      (174,608)
   Increase in customer deposits              837,671        805,669
   (Decrease) in accrued expenses
     and other current liabilities            (38,612)      (212,844)
   (Decrease) in due to related parties        (1,503)            --
   (Decrease) in accrued income taxes          (1,050)          (525)
                                            ------------    --------------
Net cash (used) by
   operating activities                       (30,353)       (174,457)
                                            ------------    ---------------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment (27,901)        (34,967)
   (Increase) in deposits and other assets         --            (474)
   Decrease in mortgage receivable                445              --
                                             ------------    --------------
Net cash (used) by investing activities       (27,456)        (35,441)
                                             ------------    --------------
FINANCING ACTIVITIES:
   Proceeds from issuance of Debentures       310,000         240,000
   Net increaase in cash surrender value
      of insurance policy                         304              --
   Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                             --         257,812
   Repayments of notes payable                (47,096)       (128,127)
   Repayment of loan against cash surrender
     value of life insurance policy
     and acrued interest                      (13,323)        (10,000)
   Repayments of long-term debt              (201,618)         (5,678)
                                         ----------------   -----------
Net cash provided by financing
     activities                                48,267         354,007
                                         ----------------   -----------
Net (decrease) increase in cash and
     cash equivelants                          (9,542)        144,109

Cash and cash equivelants at
     beginning of period                      223,521         124,307
                                         --------------      -----------
Cash and cash equivelants at
     end of period                           $213,979        $268,416
                                           ===========      ==========

See accompanying notes to consolidated financial statements.
                                   						-  7  -

                    			 LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                      	APRIL 30, 1999 AND 1998

(1)  BASIS OF PRESENTATION

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

  The results of operations for the three-month periods ended April 30, 1999 and 1998 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
January 31, 1999.

(2)  EARNINGS (LOSS) PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 5,292,059 and 3,482,211 for the three-month periods ended April 30, 1999 and April 30, 1998, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the three months ended April 30, 1999 and 1998.

(4)  INDEBTEDNESS

   Through Janaury 31, 1999, the Company had authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures"), and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures"). An additional $10,000 of B Debentures were issued during the first quarter ended April 30, 1999. In February 1999, thw Company authorized and issued $300,000 of Series C Convertible Subordinated debentures (the "C Debentures")(all of the aformentioned series of convertible subordinated debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B Debentures were originally due on May 15, 1999. A Debentures totaling $200,000 remained outstanding at
January 31, 1999 because they were held by a shareholder group that had commenced litigation against the Company as discussed in Part II, Item 1 of this Form 10-QSB. In February 1999, the $200,000 of A Debentures outstanding were fully repaid, including interest through he date of repayment, with the proceeds from the issuance of the C Debentures. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the committment date.
The number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. AS of January 31, 1999 and April 30, 1999, there were 787,500 and 812,500 warrants outstanding, respectively. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock at the date the B Debentures commitment date. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

   As disclosed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. On May 15, 1999, the remaining $125,000 of B Debentures became due.
The holder of the remaining $125,000 of B Debentures elected not to convert the Debenture into the common stock of the Company. Due to a dispute with the holder of the remaining B Debenture, an individual who is a current member of the Company's Board of Directors and its former Chairman of the Board, the Company decided not to repay that debenture on the due date. As a result, the Company is in default with respect to such B Debenture, which is also an event of default under the C Debbentures. The holders of the C Debentures have waived their right to accelerate the maturity date of the C Debentures, and the Company has begun negotiations with the holder of the B Debenture in order to agree to a final settlement of all amounts due to, and/or from the Board Menber.

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued December 22, 1998,the Company ssigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or $30,000. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is amortized to interest expense over the original life of the B Debentures, and total amortization related to the warrants was $3,733 and $3,435 in the three months period ended April 30, 1999 and April 30, 1998, respectively.

   The difference between the quoted market value for the Company's common stock on the committment date of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. This amount, totaling $516,250, was amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $0.00 (zero) and $448,184 in the three month periods ended April 30, 1999 and April 30, 1998, respectively.

   On April 20, 1998 a shareholder, officer and director, who owned B
Debentures exercised his right to convert his holdings into common stcok of the Company. The face amount of B Debentures converted into common stock of the Company was $275,000 (carrying amount of $259,575). This individual also exercised the warrant he held related to the debentures. The Company issued 2,062,500 shares (1,375,000 shares related to the conversion and 687,500 shares related to the warrants) and paid accrued interest to the date of conversion. Further, on June 30, 1998, the maturity date of the A Debentures, holders of $50,000 of A Debentures exercised their right to convert their holdings into common stock of the Company. The Company issued 250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the date of conversion.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 1999, cash was paid in the amounts of $27,371 for interest and $1,050 for income taxes. During the three months ended April 30, 1998, cash was paid in the amounts of $25,752 for interest and $525 for income taxes.

Non-cash investing and financing activity:

   During the first quarters ended April 30, 1999 and April 30, 1998, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

   During the first quarter ended April 30, 1999, the Company recorded an increase in transportation equipment of $20,040 and a related increase in long-term debt in the same amount representing the financed portion of the purchase of a new truck.

   During the first quarter ended April 30, 1999, the Company recorded an increase in b Debentures in the amount of $3,733, and a charge to interest expense in the same amount, related to the amortization of debt discount attributable to warrants associated with the B Debentures.

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

   During the first quarter ended April 30, 1998, the Company recorded an increase in B Debentures in the amount of $451,619, and a charge to interest expense in the same amount related to the amortization of the debt discounts attributable to the beneficial conversion feature and warrants associated with the B Debentures.

(6)  NEWLY ADOPTED ACCOUNTING STANDARDS

   During the three-month period ended April 30, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its reults of operations or its financial position.

   During the three-month period ended April 30, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-5, "Accounting for the Costs of Start-uP Activities." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its reults of operations or its financial position.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 30, 1999 vs. April 30, 1998

   Net sales were $1,050,489 for the three months ended April 30, 1999 as compared to $1,446,359 in the same period in 1998, a decrease of $395,870, or 27% When compared with the previous year, there was a 31% decrease in the number of housing units shipped, and the average sales value per housing unit shipped increased 3% The increase in sales value per housing unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the smae period of the previous year. The decrease in units shipped was due to adverse spring weather conditions.

   Gross profit amounted to $347,820, or 33% of net sales for the three months ended April 30, 1999 as compared to $454,079, or 31% for the same period in 1998. The increase in gross profit percentage was principally the result of higher prices due to a price increase put into effect in the prior fiscal year and slightly lower cost of materials contained in the home packages delivered. Loweer material costs were the result of the Comapny employing better purchasing techniques.

   Total operating expenses of $776,744, or 74% of net sales, increased
$28,389 from the previous year's amount of $748,355, or 52% of net sales.
The overall increase in total operating expenses was 4%. Sales commissions were $164,495 for the three months ended April 30, 1999 and $208,008 for the three months ended April 30, 1998. Commissions were 16% and 14% of sales in 1999 and 1998, respectively. Commissions were higher as a percentage of sales in 1999 compared to 1998 because proprtionately more sales were made by the Company's independent dealers than the Company's employee salespersons versus the prior year period. A higher commission rate is paid to the independent dealers than the employee salesperson. Selling, general and administrative expenses were $612,249 for the three months ended April 30, 1999 compared with $540,347 in the same period in the previous year, an increase of $71,902, or 13%. Selling, general and administrative expenses were $58% and 37% of net sales in 1998 and 1998, respectively. The increase in these expenses was primarily the result of increased spending on advertising, trade show expositions and professional fees.




LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both April 30, 1999 and April 30, 1998 of $1,944,425 and $2,459,148, respectively. For the three months ended April 30, 1999 working capital decreased $135,449 as compared to an increase of $181,604 in the same period in 1998. As of the Company's fiscal year end at January 31, 1999 current liabilities exceeded current assets by $1,808,976. Cash was primarily used during the three-month period ended April 30, 1999 to purchase inventory, to pay for prepaid expenses, to reduce accounts payable, acquire eequipment, repay notes payable and to repay long-term debt. Cash was primarily provided through the collection of accounts receivable, receipt of customer deposits and the issuance of Series C Convertible Subordinated Debentures.

   For the three months ended April 30, 1999 and April 30, 1998, the Company's operations were a net user of cash in the amounts of $30,353 and $174,457, respectively. Overall, the Company experienced a net decrease in its cash position of $9,542 during the three months ended April 30, 1999 as compared to an increase in its cash position of $144,109 during the three months ended April 30, 1998.

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 1999 of $428,707. As of April 30, 1999, current liabilities exceeded current assets by $1,944,425 and the Company had a net stockholders' deficiency of $682,640. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures replacing the Cant Financing Program, have supported the Company's operations in fiscal 1999. In the first quarter of fiscal 2000, the Company issued Series C Convertible Subordinated Debentures from wich proceeds the remaining outstanding Series A Convertible Subordinated Debentures were repaid. While the Company's results from operations improved during the past fiscal year, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.



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

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by August 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of April 30, 1999, the Compnay has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

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

Item 2.   Changes in Securities and Use of Proceeds

		None

Item 3.   Defaults Upon Senior Securities

               On May 15, 1999, $125,000 of Series B Convertible Subordinated Debentures (the "B Debentures") became due. The holder of the debenture elected not to convert the debenture into common stock of the Company nor to extend its maturity date as other holders of B Debentures had done. due to a dispute with the holder of the outstanding $125,000 B Debenture the company decided not to repay the debenture on the due date. As a result, the Company is in default with respect to such B Debenture, which is also an event of default under the Series C Convertible Subordinated Debentures (the "C Debentures"). The holders of the C Debentures have given a written waiver of their right to accelerate their maturity date of the C Debentures. See also Note 4 to the Consolidated Financial Statements contained herein.

Item 4.   Submission of Matters to a Vote of Security Holders

	      None

Item 5.   Other Information

		None

Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibit Index

                 Exhibit 27, Financial Data Schedule

             b.  Reports on form 8-K

                 None

					SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President, Chief
						Executive Officer and Treasurer

						June 14, 1999

						/ s /  William J. Thyne
						William J. Thyne
						Chief Financial Officer, Principal Financial
						Officer and Secretary

						June 14, 1999