Form 10QSB
period 1999-07-31
LINCOLN LOGS LTD
filed 1999-09-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES ACT OF 1934


                  For the quarterly period ended July 31, 1999

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at September 10, 1999
  Common Stock,  $ .01 par value                 7,254,559


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             July 31, 1999 and January 31, 1999                 3 - 4

	     	Consolidated statements of operations
             for the six months ended July 31, 1999 and 1998    5

     		Consolidated statements of operations
             for the three months ended July 31, 1999 and 1998  6

            Consolidated statement of changes in stockholders'
             equity (deficiency) for the six months ended
             July 31, 1999 and the twelve months ended
             January 31, 1999                                   7

     		Consolidated statements of cash flows
             for the six months ended July 31, 1999 and 1998    8

            Notes to consolidated financial statements          9 - 14

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATIONS                          15 - 19


PART II.  OTHER INFORMATION                                     20


SIGNATURES                                                      21








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1999 AND JANUARY 31, 1999

                                ASSETS
                                                July 31,        January 31,
                                                1 9 9 9          1 9 9 9
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  792,156       $  223,521
  Trade accounts receivable, net of $17,700
     allowance for doubtful accounts              159,439          261,209
  Inventories (principally raw materials)         671,863          593,314
  Prepaid expenses and other current assets       599,937          516,560
  Prepaid income taxes                                918              918
  Mortgage receivable                               2,361            2,302
                                               ----------       ----------
     Total current assets                       2,226,674        1,597,824
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            784,800          784,800
  Buildings and improvements                    2,223,093        2,177,600
  Machinery and equipment                         636,988          625,848
  Furniture and fixtures                        1,387,344        1,368,254
  Transportation equipment                        198,386          167,917
                                               -----------       ---------
                                                5,230,611        5,124,419
  Less: accumulated depreciation               (3,464,150)      (3,392,150)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          1,766,461        1,732,269
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              69,882           70,688
  Assets held for resale                           27,561           27,561
  Cash surrender value of life insurance,
   net of loan of $83,574 at January 31, 1999
   and $-0- at July 31, 1999                       94,410           10,606
  Deposits and other assets                         1,075            1,622
  Intangible assets, net of amortization            5,550            9,250
                                                ---------        ---------
     Total other assets                           198,478          119,727
                                                ---------        ---------
TOTAL ASSETS                                   $4,191,613       $3,449,820
                                               ==========       ==========

                                       ( continued )

                          						-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 1999 AND JANUARY 31, 1999

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  July 31,      January 31,
                                                  1 9 9 9        1 9 9 9
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  125,000      $  281,350
    Others                                           6,288          34,644
  Note payable                                         --          125,435
  Trade accounts payable                           623,559         830,879
  Customer deposits                              1,955,632       1,288,125
  Accrued payroll, related taxes and
    withholdings                                    94,403          69,874
  Accrued income taxes                                 --            1,050
  Due to related parties                           210,036         154,122
  Accrued expenses                                 614,279         621,321
                                                ----------        ----------
     Total current liabilities                   3,629,197        3,406,800

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               200,000               --
     Others                                         20,000          200.000
  Other                                             18,406            3,577
Other long-term liability                           94,410           93,876
                                                -----------      ----------
    Total liabilities                            3,962,013        3,704,253
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,758,799
      and 6,046,299 shares                           77,588          60,463
  Additional paid-in capital                      5,681,479       5,418,104
  Accumulated deficit                            (4,645,032)     (4,848,565)
                                                 -----------      ----------
                                                  1,114,035         630,002
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity
       (deficiency)                                 229,600        (254,433)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $4,191,613      $3,449,820
                                              ==============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                  (UNAUDITED)
<CAPTION)
                                            Six Months Ended
                                               July 31,
                                          -------------------
                                          1 9 9 9    1 9 9 8
                                         ---------   --------
NET SALES                                $5,542,248  $4,822,665

COST OF SALES                             3,141,001   2,952,850
                                         ----------  ----------
GROSS PROFIT                              2,401,247   1,869,815
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               811,771     681,150
  Selling, general and administrative     1,376,621   1,141,818
                                         ----------  ----------
   Total operating expenses               2,188,392   1,822,968
                                         ----------  ----------
INCOME FROM OPERATIONS                      212,855      46,847
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            15,793      12,998
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 4)                 (  4,547)   (513,371)
    All other                              ( 46,062)   ( 65,403)
                                          ----------  ----------
     Total interest expense                ( 50,609)   (578,774)
                                          ----------  ----------
  Other                                      25,494      17,651
                                          ----------  ----------
   Total other income (expense) - net      (  9,322)   (548,125)
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           203,533    (501,278)

INCOME TAXES                                     --          --
                                          ----------  ----------
NET INCOME (LOSS)                         $ 203,533   $(501,278)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic earnings and loss per share         $.04        $(.11)
                                          ==========  ==========
  Diluted earnings and loss per shsre       $.03        $(.11)
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


                              						-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               July 31,
                                          -------------------
                                          1 9 9 9    1 9 9 8
                                         ---------   --------
NET SALES                                $4,491,759  $3,376,306

COST OF SALES                             2,438,333   1,960,570
                                         ----------  ----------
GROSS PROFIT                              2,053,426   1,415,736
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               647,276     473,142
  Selling, general and administrative       764,372     601,471
                                         ----------  ----------
   Total operating expenses               1,411,648   1,074,613
                                         ----------  ----------
INCOME FROM OPERATIONS                      641,778     341,123
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             8,646       7,820
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 4)                  (   814)    (61,752)
    All other                               (25,496)    (29,257)
                                          ----------  ----------
     Total interest expense                 (26,310)    (91,009)
                                          ----------  ----------
  Other                                       8,125      13,498
                                          ----------  ----------
   Total other income (expense) - net       ( 9,539)    (69,691)
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                  632,239     271,432

INCOME TAXES                                    --          --
                                          ----------  ----------
NET INCOME                                $ 632,239   $ 271,432
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic earnings per share                  $.11         $.05
                                          ==========  ==========

  Diluted earnings per share                $.09         $.04
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


                              						-  6  -

           	          LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS' EQUITY (DEFICIENCY)
                    FOR THE SIX MONTHS ENDED JULY 31, 1999 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 1999

                                                                                                                      Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury          equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1998            3,729,999     $  37,300     $4,641,705     $(4,671,385)     $(  884,435)     $ (876,815)

Common stock issued upon exercise
  of stock options                         3,800            38            887              --               --              925

Common stock issued upon exercise
  of stock purchase warrants             687,500          6,875        250,937             --               --          257,812

Debt converted to commom stock         1,625,000         16,250        293,325             --               --          309,575

Amount assigned to subordinated debenture
  beneficial conversion feature
  and warrants                                --            --         231,250              --               --         231,250

Net loss - 1999                               --            --             --         (177,180)             --         (177,180)
                                        ----------     ----------     ----------     ----------     -------------   ------------
Balance at January 31, 1999             6,046,299     $   60,463     $5,418,104     $(4,848,565)    $(  884,435)     $ (254,433)

Amount assigned to subordinated debenture
   warrants                                    --            --             500              --              --             500

Debt converted to commom stock          1,712,500         17,125        262,875              --              --         280,000

Net income-6 months ended July 31, 1999        --            --              --         203,533              --         203,533
                                        ----------     -----------   ----------     ------------     ----------    -------------
Balance at July 31, 1999                7,758,799     $   77,588     $5,681,479     $(4,645,032)    $  (884,435)    $   229,600
                                        ==========    ============   ===========    ============   =============   =============

See accompanying notes to consolidated financial statements.


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                (UNAUDITED)
                                               Six Months Ended
                                                  July 31,
                                          ----------------------------
                                           1 9 9 9          1 9 9 8
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                       $  203,533     $ (501,278)
  Adjustments to reconcile net income
   (loss)to net cash provided by
   operating activities:
     Depreciation and amortization            75,700         76,670
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                            4,547        513,371
     Compensation related to exercise of
       stock option                               --            925
  Changes in operating assets and liabilities:
   Decrease (increase) in trade
      accounts receivable                    101,770        (38,557)
   (Increase) decrease in inventories        (78,549)        44,200
   (Increase) decrease in prepaid expenses
      and other current assets               (83,377)        25,253
   (Decrease)in trade accounts payable      (207,320)      (225,368)
   Increase in customer deposits             667,507        413,219
   Increase (decrease) in accrued
      expenses and other current liabilities  17,487        (48,283)
   Increase in due to related parties         55,914             --
   (Decrease) in accrued income taxes         (1,050)        (1,425)
                                           ----------      ----------
Net cash provided by
  operating activities                       756,162         258,727
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                         (86,152)        (73,748)
   Decrease (increase) in deposits
       and other assets                          547            (309)
   Payments received on mortgage receivable      747              73
                                           ----------      ----------
   Net cash (used) by investing activities   (84,858)        (73,984)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debentures       310,000          240,000
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                           --           257,812
  Repayments of notes payable               (125,435)        (385,500)
  Net increase in cash surrender value of
     insurance policy                            304              --
  Repayment of loan against cash surrender
     value of life insurance policy and
     accrued interest                        (83,574)         (10,000)
  Repayments of long-term debt              (203,964)          (9,996)
                                           ----------       ----------
   Net cash (used) provided by financing
     activities                             (102,669)          92,316
                                           ----------       ----------
Net increase in cash and cash equivalents    568,635          277,059

Cash and cash equivalents at
   beginning of period                       223,521          124,307
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $792,156         $401,366
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                                   						-  8  -

                    	    LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	JULY 31, 1999 AND 1998

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month periods and three-month periods ended July 31, 1999 and 1998 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 5,560,982 and 4,446,333 for the six-month periods ended July 31, 1999 and 1998, respectively, and 5,579,287 and 5,379,015 for the three-month periods ended July 31, 1999 and 1998, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive.
Diluted loss per share is the same as basic loss per share for the six-month period ended July 31, 1998 because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 1999 and 1998 was determined as follows:
                                                       1999       1998
                                                       -----      -----
  Net income (loss) used to calculate basic earnings
     per share                                         $203,533  $(501,378)
  Add back interest expense related to convertible
     debentures                                          17,747        -0-
                                                       ---------  ---------
  Numerator for calculation of diluted earnings (loss)
      per share                                         $221,280 $(501,278)
                                                        ========= =========

   The denominator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 1999 and 1998 was determined as follows:

                                                           1999     1998
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings (loss) per share                    5,560,982   4,446,333
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500         -0-
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  -0-         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        174,642         -0-
                                                          --------  --------
  Denominator for calculation of diluted earnings
     (loss) per share                                    6,898,124   4,446,333
                                                         ==========  =========
  Basic earnings (loss) per share                         $ 0.04      $(0.11)
                                                          ========    ========
  Diluted earnings (loss) per share                       $ 0.03      $(0.11)
                                                          =======     =======

   There were 812,500 and 787,500 stock purchase warrants outstanding at July 31, 1999 and July 31, 1998, respectively, that were not included in the computation of diluted earnings per share for the six-month period as their effect would be anti-dilutive. Further, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at July 31, 1998 were not included in the computation of diluted earnings per share for the six-month period as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 1999 and 1998 was determined as follows:
                                                       1999       1998
                                                       -----      -----
  Net income used to calculate basic earnings
     per share                                         $632,239  $271,432
  Add back interest expense related to convertible
     debentures                                           7,414    18,627
                                                       ---------  ---------
  Numerator for calculation of diluted earnings
      per share                                         $639,653  $290,059
                                                        ========= =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 1999 and 1998 was determined as follows:
                                                           1999     1998
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings per share                           5,579,287   5,379,015
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   2,575,000
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                              135,417         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        295,600     100,910
                                                          --------  --------
  Denominator for calculation of diluted earnings
     per share                                          7,172,804   8,054,925
                                                        ==========  =========

  Basic earnings per share                                $ 0.11      $ 0.05
                                                          ========    =======
  Diluted earnings per share                              $ 0.09      $ 0.04
                                                          =======     =======

   There were 787,500 stock purchase warrants outstanding at July 31, 1998 that were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the six months ended July 31, 1999 and 1998 as the result of the utilization of Net Operating Loss Carryforwards.

(4)  INDEBTEDNESS

 Through Janaury 31, 1999, the Company had authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures"), and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures"). An additional $10,000 of B Debentures were issued during the first quarter ended April 30, 1999. In February 1999, the Company authorized and issued $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures")(all of the aforementioned series of convertible subordinated debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B Debentures were originally due on May 15, 1999. A Debentures totaling $200,000 remained outstanding at January 31, 1999 because they were held by a shareholder group that had commenced litigation against the Company as discussed in Part II,
Item 1 of this Form 10-QSB. In February 1999, the $200,000 of A Debentures outstanding were fully repaid, including interest through the date of repayment, with the proceeds from the issuance of the C Debentures. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. As of January 31, 1999 and July 31, 1999, there were 787,500 and 812,500 warrants outstanding, respectively. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) is lower than the quoted market value for the stock at the date the B Debentures commitment date. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

   As disclosed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. On May 15, 1999, the remaining $125,000 of B Debentures became due. The holder of the remaining $125,000 of B Debentures elected not to convert the Debenture into the common stock of the Company. Due to a dispute with the holder of the remaining B Debentures, an individual who is a current member of the Company's Board of Directors and its former Chairman of the Board, the Company decided not to repay that debenture on the due date.
As a result, the Company is in default with respect to such B Debenture, which is also an event of default under the C Debentures. The holders of the C Debentures have waived their right to accelerate the maturity date of the C Debentures, and the Company has begun negotiations with the holder of the B Debenture in order to agree to a final settlement of all amounts due to, and/or from the Board Menber.

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued December 22, 1998, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or $30,000. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is amortized to interest expense over the original life of the B Debentures. For the six-month period and three-month period ended July 31, 1999, $4,547 and $814, respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants. For the six-month period and three-month period ended July 31, 1998, $6,612 and $3,177, respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants.

   The difference between the quoted market value for the Company's common stock on the commitment date of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. This amount, totaling $516,250, was amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $0.00
(zero) and $58,575 in the three month periods ended July 31, 1999 and July 31, 1998, respectively. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $0.00
(zero) and $506,759 in the six month periods ended July 31, 1999 and July 31, 1998, respectively.

   On April 20, 1998 a shareholder, officer and director, who owned B Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of B Debentures converted into common stock of the Company was $275,000 (carrying amount of $259,575). This individual also exercised the warrants he held related to the debentures. The Company issued 2,062,500 shares (1,375,000 shares related to the conversion and 687,500 shares related to the warrants) and paid accrued interest to the date of conversion. Further, on June 30, 1998, the maturity date of the A Debentures, holders of $50,000 of A Debentures exercised their right to convert their holdings into common stock of the Company. The Company issued 250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the date of conversion. Finally, on July 30, 1999, a shareholer, officer and director, who owned B Debentures and C Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of the B Debentures converted into common stock of the Company was $30,000 (carrying amount of $30,000). The face amount of C Debentures converted into common stock of the Company was $250,000. The Company issued 1,712,500 shares (150,000 shares related to the conversion of the B Debentures and 1,562,500 shares related to the conversion of the C Debentures) and paid accrued interest to the date of conversion.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 1999, cash was paid in the amounts of $49,515 for interest and $1,050 for income taxes. During the six months ended July 31, 1998, cash was paid in the amounts of $60,543 for interest and $1,425 for income taxes.

Non-cash investing and financing activity:

     During the six months ended July 31, 1999 and July 31, 1998, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

     During the six months ended July 31, 1999, the Company recorded an increase in transportation equipment of $20,040 and a related increase in long-term debt in the same amount representing the financed portion of the purchase of a new truck.

     During the six months ended July 31, 1999, the Company recorded an increase in B Debentures in the amount of $4,047, an increase in additional paid-in-capital of $500 and a charge to interest expense of $4,547 related to the amortization of debt discount attributable to warrants associated with the B Debentures.

     During the six months ended July 31, 1999, the Company recorded an increase of $17,125 in common stock, an increase of $262,875 in additional paid-in-capital and a corresponding reduction of debt of $280,000 as the result of the exercise of the right of conversion of certain B Debentures and C Debentures.

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

   During the six months ended July 31, 1998, the Company recorded an increase in B Debentures in the amount of $513,371, and a related charge to interest expense in the same amount, related to the amortization of the debt discounts attributable to the beneficial conversion feature and warrants associated with the B Debentures.

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

(6)  NEWLY ADOPTED ACCOUNTING STANDARDS

     During the six-month period ended July 31, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

   During the six-month period ended July 31, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-5, "Accounting for the Costs of Start-Up Activities." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                          PLAN OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended July 31, 1999 vs. July 31, 1998

   Net sales were $5,542,248 for the six months ended July 31, 1999 as compared to $4,822,665 in the same period in 1998, an increase of $719,583,
or 15%.   When compared to the previous year, there was an 8%
increase in the number of housing units shipped, and the average sales value per housing unit shipped increased 7%. The increase in sales value per housing unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the same period of the previous year and a sales price increase put into effect in the spring of 1998, the effect of which is being realized in the current fiscal year.
The increase in housing units shipped was partially due to units not delivered during the first fiscal quarter of the year were delivered in the second fiscal quarter. Also, favorable conditions related to the Company's customers being in a position to accept their respective delivery during this period, such as contractor availability, construction financing in place, and building permits having been obtained, contributed to increased shipping activity.

   Gross profit amounted to $2,401,247, or 43% of net sales for the six months ended July 31, 1999 as compared to $1,869,815, or 39% for the same period in 1998. The increase in gross profit percentage was due to slightly lower material costs and the realized increase in average sales value per housing unit shipped. The decrease in material costs was related to the Company's effort of employing better techniques for purchasing building materials.

   Total operating expenses of $2,188,392, or 39% of net sales, increased $365,424 from the previous year's amount of $1,822,968, or 38% of net sales. The overall decrease in total operating expenses was 20%. Sales commissions were $811,771 for the six months ended July 31, 1999 and $681,150 for the six months ended July 31, 1998. Commissions were 15% and 14% of sales in 1999 and 1998, respectively. Selling, general and administrative expenses were $1,378,621 for the six months ended
July 31, 1999 compared with $1,141,818 in the same period in the previous year, an increase of $236,803, or 21%. Selling, general and administrative expenses were 25% and 24% of net sales for the six months ended July 31, 1999 and 1998, respectively. The increase in expenses was the result of an increase in personnel costs and an increase in advertising and promotion costs and professional services fees. Commissions were higher during the same period due to higher sales volume and a proportionately greater number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

   The Company realized a net profit of $203,533 for the six-month period ended July 31, 1999. For the six-month period ended July 31, 1998, the Company incurred a net loss of $501,278. This loss included an unusual charge to interest expense of $513,371. This amount is the amortization of debt discount attributable to two components of the Series B Convertible Subordinated Debentures issued by the Company in January 1998 and the quarter ended April 30, 1998 (see Note 4 of the consolidated financial statements contained herein), the beneficial conversion feature, $506,759, and stock purchase warrants, $6,612. Without regard to these unusual items, the Company would have shown net income for the six months ended July 31, 1998 of $12,093.

Three months ended July 31, 1999 vs. July 31, 1998

   Net sales for the three month periods ended July 31, 1999 and 1998 were $4,491,759 and $3,376,306, respectively. Net sales increased $1,115,453, or 33% in the three month period ended July 31, 1999 over the comparable period of the previous year. When compared to the same period in the prior fiscal year, there was a 27% increase in housing units delivered. The average value per housing unit shipped increased by 7%. The increase in sales during this period was caused by favorable building conditions for the Company's customers that allowed them to accept delivery during this period, and units that were not delivered during the first fiscal quarter were delivered during the second fiscal quarter. The increase in value per housing unit shipped was primarily the result of the shipment of units that were larger and more expensive than those of the previous year and the effect of a sales price increase put into effect in the spring of 1998.

   Gross profit was $2,053,426, or 46% of net sales, for the three months ended July 31, 1999 as compared to $1,415,736, or 42% for the same period in 1998. The increase in gross profit was the result of slightly lower material costs, which resulted from the Company using better purchasing techniques to procure its raw materials, and the realized increase in average sales value per housing unit shipped.

   Total operating expenses of $1,411,648, or 31% of net sales, increased $337,035 from the previous year's amount of $1,074,613, or 32% of net sales. The overall increase in total operating expenses was 31%. Sales commissions were $647,276 in the three-month period ended July 31, 1999 and $473,142 in the three-month period ended July 31, 1998. Commissions were 14% and 14% of net sales, respectively. Selling, general and administrative expenses were $764,372 for the three months ended July 31, 1999 compared with $601,471 in the same period of the previous year, an increase of $162,901, or 27%. Selling, general and administrative expenses were 17% and 18% of net sales for the three-month period ended July 31, 1999 and 1998, respectively. The increase in costs was the result of an increase in personnel costs and an increase in advertising and promotion costs, and professional services fees. Commissions were higher during the same period due to an increase in sales volume. The distribution of sales between the Company's independent dealers and the Company's employee-sales representatives was proportionately the same for both three-month periods of 1999 and 1998.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 1999 and July 31, 1998 of $1,402,523 and $2,383,131, respectively. For the six months ended July 31, 1999 working capital deficiency improved by $406,453 as compared to an improvement of $257,621 in the same period in 1998. As of the Company's fiscal year end at January 31, 1999 current liabilities exceeded current assets by $1,808,976. During the six-month period ended July 31, 1999, cash was primarily provided by the receipt of customer deposits, the collection of accounts receivable and the issuance of convertible debentures. Cash was primarily used to repay notes and long-term debt, purchase inventory, acquire capital assets and reduce accounts payable.

   For the six months ended July 31, 1999 and July 31, 1998 the Company's operations were a net provider of cash in the amounts of $756,192 and $258,727, respectively. Overall, the Company experienced a net increase in its cash position of $568,635 during the six months ended July 31, 1999 as compared with an increase in its cash position of $277,059 during the six months ended July 31, 1998.

   The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. During fiscal 1998 a commercial bank made a proposal to the Company to provide a working capital line of credit on the condition that this line be secured by assets of the Company and be considered senior debt to the Company's Series
A Convertible Subordinated Debentures. This condition could not be satisfied by the Company because the Series A Convertible Subordinated Debentures are secured by a mortgage on the assets of the Company. The Company, when authorizing the issuance of Series B Convertible Subordinated Debentures, provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Convertible Subordinated Debentures in a mortgage consolidation, modification and extension agreement. In July 1998, the Company continued its dialogue with the commercial lender, however, there were no substantive results and no further discussions with that bank have been held. During the recent quarter, the Company began conversations with several lending sources. Some have been unsuccessful, and others have not yet concluded. The Company is hopeful that, based on the improvement in its financial condition, it will be able to secure outside financing to augment its operationally generated working capital.

   As shown in the consolidated financial statements, the Company realized a net profit during the six months ended July 31, 1999 of $203,533. As of July 31, 1999 current liabilities exceeded current assets by $1,402,523 and the Company had a net stockholders' equity of $229,600. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures to replace the Cant Financing Program have supported its operations during fiscal 1999. In the first quarter of fiscal year 2000, the Company issued Series C Convertible Subordinated Debentures from which proceeds the remaining outstanding Series A Convertible Debentures were repaid. Although the Company's results of operations improved
                                        -17-
during the past year, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in
June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendemnt of FASB Statement No. 133" which delayed the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.


OTHER MATTERS

YEAR 2000

The Year 2000 Issue is the result of computer programs having been written using two digit, rather than four, to define the applicable year. Any of the Company's computers, computer programs, manufacturing and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Company replaced its primary system of computer hardware and software in 1997. Because of this acquisition, the Company purchased and installed hardware and software that is Year 2000 compliant. However, management has assigned the task of testing all carryover computer systems and software for Year 2000 compatability to an outside consultant. This process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software and computer hardware. In addition, the Company is engaged in assessing the Year 2000 Issue with suppliers. The Company has initiated communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, with regard to products sold by the Company, the Company has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect on the Company. Due to the nature of the Company's product, log home construction kits for primarily residential use, there are no major customers for the Company's product, i.e. the Company sells its product to the individual who will build and occupy the Company's product as their residence. As such, management believes that there is no practical purpose for assessment of the Year 2000 Issue as it relates to its customers.

The Company intends to use external resources to test software it currently uses for Year 2000 compliance. The Company plans to substantially complete its Year 2000 assessment and remediation by October 31, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of July 31, 1999, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

With regard to its internal Year 2000 compliance program, the Company has completed approximately 95% of its review and, where necessary, remediation. With regard to equipment with embedded chips, the Company has reviewed its telephone system, its security system, facsimile and similar equipment and found them to be Year 2000 compliant. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers, the Company has begun its review and has communicated with most of its major suppliers.
To date, responses received have not indicated any substantial Year 2000 difficulties. The Company currently does not have a contingency plan and does not contemplate creating one.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

	The Company reported in its filing on Form 10-QSB for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, that it was served with a Summons and Complaint against it and three current members and one former member of its Board of Directors by a shareholders group. The settlement requires, among other things, a cash payment of $150,000 in exchange for the common stock held by the shareholder group. During the quarter ended July 31, 1999, the Company paid its portion of the settlement payment into an escrow account.


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

	      None

Item 5.   Other Information

		None



Item 6.   Exhibits and Reports on Form 8-K

             None

					SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President, Chief
						Executive Officer and Treasurer

						September 14, 1999

						/ s /  William J. Thyne
						William J. Thyne
						Chief Financial Officer, Principal Financial
						Officer and Secretary

						September 14, 1999