Form 10QSB
period 1999-10-31
LINCOLN LOGS LTD
filed 1999-12-15
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES ACT OF 1934


                  For the quarterly period ended October 31, 1999

                  Commission file number  0-12172


                           Lincoln Logs Ltd.
      (Exact name of small business issuer as specified in its charter)

               New York                                  14-1589242
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

                  5 Riverside Drive,  Chestertown, New York  12817
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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at December 10, 1999
  Common Stock,  $ .01 par value                 7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 1999 and January 31, 1999                 3 - 4

	     	Consolidated statements of operations
             for the nine months ended October 31, 1999 and 1998   5

     		Consolidated statements of operations
             for the three months ended October 31, 1999 and 1998  6

            Consolidated statement of changes in stockholders'
             equity (deficiency) for the nine months ended
             October 31, 1999 and the twelve months ended
             January 31, 1999                                      7

     		Consolidated statements of cash flows
             for the nine months ended October 31, 1999 and 1998   8

            Notes to consolidated financial statements             9 - 14

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                              15 - 19


PART II.  OTHER INFORMATION                                        20


SIGNATURES                                                         21








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1999 AND JANUARY 31, 1999

                                ASSETS
                                               October 31,     January 31,
                                                1 9 9 9          1 9 9 9
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  604,129       $  223,521
  Trade accounts receivable, net of $17,700
     allowance for doubtful accounts              149,719          261,209
  Inventories (principally raw materials)         815,875          593,314
  Prepaid expenses and other current assets       611,320          516,560
  Prepaid income taxes                                100              918
  Mortgage receivable                               2,397            2,302
                                               ----------       ----------
     Total current assets                       2,183,540        1,597,824
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            784,800          784,800
  Buildings and improvements                    2,300,657        2,177,600
  Machinery and equipment                         637,969          625,848
  Furniture and fixtures                        1,398,951        1,368,254
  Transportation equipment                        198,386          167,917
                                               -----------       ---------
                                                5,320,763        5,124,419
  Less: accumulated depreciation               (3,500,150)      (3,392,150)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          1,820,613        1,732,269
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              69,388           70,688
  Assets held for resale                           27,561           27,561
  Cash surrender value of life insurance,
   net of loan of $83,574 at January 31, 1999
   and $-0- at October 31, 1999                    94,410           10,606
  Deposits and other assets                           933            1,622
  Intangible assets, net of amortization            3,700            9,250
                                                ---------        ---------
     Total other assets                           195,992          119,727
                                                ---------        ---------
TOTAL ASSETS                                   $4,200,145       $3,449,820
                                               ==========       ==========

                                       ( continued )

                       			-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        OCTOBER 31, 1999 AND JANUARY 31, 1999

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                October 31,     January 31,
                                                  1 9 9 9        1 9 9 9
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  125,000      $  281,350
    Others                                           6,004          34,644
  Note payable                                         --          125,435
  Trade accounts payable                           510,084         830,879
  Customer deposits                              1,809,232       1,288,125
  Accrued payroll, related taxes and
    withholdings                                    71,956          69,874
  Accrued income taxes                                 --            1,050
  Due to related parties                           201,272         154,122
  Accrued expenses                                 588,196         621,321
                                                ----------        ----------
     Total current liabilities                   3,311,744        3,406,800

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               200,000               --
     Others                                         20,000          200.000
  Other                                             17,000            3,577
Other long-term liability                           94,410           93,876
                                                -----------      ----------
    Total liabilities                            3,643,154        3,704,253
                                                ----------       ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299
      and 6,046,299 shares                           77,593          60,463
  Additional paid-in capital                      5,681,554       5,418,104
  Accumulated deficit                            (4,317,721)     (4,848,565)
                                                 -----------      ----------
                                                  1,441,426         630,002
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity
       (deficiency)                                 556,991        (254,433)
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                            $4,200,145      $3,449,820
                                              ==============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                  (UNAUDITED)
<CAPTION)
                                            Nine Months Ended
                                               October 31,
                                          -------------------
                                          1 9 9 9    1 9 9 8
                                         ---------   --------
NET SALES                                $9,041,956  $7,817,414

COST OF SALES                             5,090,065   4,654,866
                                         ----------  ----------
GROSS PROFIT                              3,951,891   3,162,548
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                             1,330,337   1,081,909
  Selling, general and administrative     2,091,757   1,761,104
                                         ----------  ----------
   Total operating expenses               3,422,094   2,843,013
                                         ----------  ----------
INCOME FROM OPERATIONS                      529,797     319,535
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            23,404      21,627
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 4)                 (  4,547)   (516,684)
    All other                              ( 54,700)   ( 80,378)
                                          ----------  ----------
     Total interest expense                ( 59,247)   (597,062)
                                          ----------  ----------
  Other                                      37,126      32,823
                                          ----------  ----------
   Total other income (expense) - net         1,283    (542,612)
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           531,080    (223,077)

INCOME TAXES                                    236          --
                                          ----------  ----------
NET INCOME (LOSS)                         $ 530,844   $(223,077)
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic earnings and loss per share         $.09        $(.05)
                                          ==========  ==========
  Diluted earnings and loss per share       $.07        $(.05)
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


             				-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               October 31,
                                          -------------------
                                          1 9 9 9    1 9 9 8
                                         ---------   --------
NET SALES                                $3,499,708  $2,994,749

COST OF SALES                             1,949,064   1,702,016
                                         ----------  ----------
GROSS PROFIT                              1,550,644   1,292,733
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               518,566     400,759
  Selling, general and administrative       715,136     619,286
                                         ----------  ----------
   Total operating expenses               1,233,702   1,020,045
                                         ----------  ----------
INCOME FROM OPERATIONS                      316,942     272,688
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             7,611       8,629
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants (note 4)                  (   -- )    ( 3,313)
    All other                               ( 8,638)    (14,975)
                                          ----------  ----------
     Total interest expense                 ( 8,638)    (18,288)
                                          ----------  ----------
  Other                                      11,632      15,172
                                          ----------  ----------
   Total other income (expense) - net        10,605       5,513
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                  327,547     278,201

INCOME TAXES                                    236         --
                                          ----------  ----------
NET INCOME                                $ 327,311   $ 278,201
                                          ==========  ==========

PER SHARE DATA  (note 2):
  Basic earnings per share                  $.05         $.05
                                          ==========  ==========

  Diluted earnings per share                $.04         $.04
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


     				       	-  6  -

           	             LINCOLN LOGS LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS' EQUITY (DEFICIENCY)
                    FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 (UNAUDITED) AND
                        THE TWELVE MONTHS ENDED JANUARY 31, 1999

                                                                                                                      Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury          equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1998            3,729,999     $  37,300     $4,641,705     $(4,671,385)     $(  884,435)     $ (876,815)

Common stock issued upon exercise
  of stock options                         3,800            38            887              --               --              925

Common stock issued upon exercise
  of stock purchase warrants             687,500          6,875        250,937             --               --          257,812

Debt converted to commom stock         1,625,000         16,250        293,325             --               --          309,575

Amount assigned to subordinated debenture
  beneficial conversion feature
  and warrants                                --            --         231,250             --               --          231,250

Net loss - 1999                               --            --             --         (177,180)             --         (177,180)
                                        ----------     ----------     ----------     ----------     -------------   ------------
Balance at January 31, 1999             6,046,299     $   60,463     $5,418,104     $(4,848,565)    $(  884,435)     $ (254,433)

Amount assigned to subordinated debenture
   warrants                                    --            --             500              --              --             500

Debt converted to commom stock          1,712,500         17,125        262,875              --              --         280,000

Common stock issued upon exercise
   of stock options                           500              5             75              --              --              80

Net income-9 months ended
           October 31, 1999                    --            --              --         530,844              --         530,844
                                        ----------     -----------   ----------     ------------     ----------    -------------
Balance at October 31, 1999             7,759,299     $   77,593     $5,681,554     $(4,317,721)    $  (884,435)    $   556,991
                                        ==========    ============   ===========    ============   =============   =============

See accompanying notes to consolidated financial statements.


                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                (UNAUDITED)
                                               Nine Months Ended
                                                  October 31,
                                          ----------------------------
                                           1 9 9 9          1 9 9 8
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                       $  530,844     $ (223,077)
  Adjustments to reconcile net income
   (loss)to net cash provided by
   operating activities:
     Depreciation and amortization           113,550        114,520
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                            4,547        516,684
     Compensation related to exercise of
       stock option                               --            925
  Changes in operating assets and liabilities:
   Decrease (increase) in trade
      accounts receivable                    111,490        (52,551)
   (Increase) in inventories                (222,561)       (25,234)
   (Increase) in prepaid expenses
      and other current assets               (93,942)      (180,350)
   (Decrease)in trade accounts payable      (320,795)      (258,073)
   Increase in customer deposits             521,107        198,366
   (Decrease) increase in accrued
      expenses and other current liabilities (31,043)        91,460
   Increase (decrease) in due to
      related parties                         47,150        (11,969)
   (Decrease) in accrued income taxes         (1,050)        (1,425)
                                           ----------      ----------
Net cash provided by
  operating activities                       659,297         169,276
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                        (176,304)        (95,093)
   Decrease (increase) in deposits
       and other assets                          689            (634)
   Payments received on mortgage receivable    1,205             641
                                           ----------      ----------
   Net cash (used) by investing activities  (174,410)        (95,086)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debentures       310,000          240,000
  Proceeds from issuance of common stock
     upon exercise of stock
     purchase warrants                           --           257,812
  Proceeds from issuance of common stock
     upon exercise of stock options               80               --
  Repayments of notes payable               (125,435)        (420,500)
  Net increase in cash surrender value of
     insurance policy                            304              --
  Repayment of loan against cash surrender
     value of life insurance policy and
     accrued interest                        (83,574)         (10,000)
  Repayments of long-term debt              (205,654)         (16,280)
                                           ----------       ----------
   Net cash (used) provided by financing
     activities                             (104,279)          51,032
                                           ----------       ----------
Net increase in cash and cash equivalents    380,608          125,222

Cash and cash equivalents at
   beginning of period                       223,521          124,307
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $604,129         $249,529
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
     						-  8  -

                    	    LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	OCTOBER 31, 1999 AND 1998

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month periods and three-month periods ended October 31, 1999 and 1998 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 6,131,836 and 4,815,589 for the nine-month periods ended October 31, 1999 and 1998, respectively, and 7,254,929 and 5,542,059 for the three-month periods ended October 31, 1999 and 1998, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive.
Diluted loss per share is the same as basic loss per share for the nine-month period ended October 31, 1998 because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 1999 and 1998 was determined as follows:
                                                       1999       1998
                                                       -----      -----
  Net income (loss) used to calculate basic earnings
     per share                                         $530,844  $(223,077)
  Add back interest expense related to convertible
     debentures                                          24,347        -0-
                                                       ---------  ---------
  Numerator for calculation of diluted earnings (loss)
      per share                                         $555,191 $(223,077)
                                                        ========= =========

   The denominator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 1999 and 1998 was determined as follows:

                                                           1999     1998
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings (loss) per share                    6,131,836   4,815,589
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500         -0-
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  -0-         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        198,829         -0-
                                                          --------  --------
  Denominator for calculation of diluted earnings
     (loss) per share                                    7,493,165   4,815,589
                                                         ==========  =========
  Basic earnings (loss) per share                         $ 0.09      $(0.05)
                                                          ========    ========
  Diluted earnings (loss) per share                       $ 0.07      $(0.05)
                                                          =======     =======

   There were 812,500 and 787,500 stock purchase warrants outstanding at October 31, 1999 and October 31, 1998, respectively, that were not included in the computation of diluted earnings per share for the nine-month period as their effect would be anti-dilutive. Further, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at October 31, 1998 were not included in the computation of diluted earnings per share for the nine-month period as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended October 31, 1999 and 1998 was determined as follows:
                                                       1999       1998
                                                       -----      -----
  Net income used to calculate basic earnings
     per share                                         $327,311  $278,201
  Add back interest expense related to convertible
     debentures                                           6,600    18,763
                                                       ---------  ---------
  Numerator for calculation of diluted earnings
      per share                                         $333,911  $296,964
                                                        ========= =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended October 31, 1999 and 1998 was determined as follows:
                                                           1999     1998
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings per share                           7,254,929   5,542,059
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   2,575,000
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                              103,923         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        235,419      31,715
                                                          --------  --------
  Denominator for calculation of diluted earnings
     per share                                          8,756,771   8,148,774
                                                        ==========  =========

  Basic earnings per share                                $ 0.05      $ 0.05
                                                          ========    =======
  Diluted earnings per share                              $ 0.04      $ 0.04
                                                          =======     =======

   There were 787,500 stock purchase warrants outstanding at October 31, 1998 that were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the nine months ended October 31, 1999 and 1998 as the result of the utilization of Net Operating Loss Carryforwards. The income tax expense reflected for the nine month period ended October 31, 1999 is the result of an under-accrual of state minimum taxes for the year ended
January 31, 1999 that was paid upon filing of the returns.

(4)  INDEBTEDNESS

 Through Janaury 31, 1999, the Company had authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures"), and authorized $600,000 and issued $590,000 of Series B Convertible Subordinated Debentures (the "B Debentures"). An additional $10,000 of B Debentures were issued during the first quarter ended April 30, 1999. In February 1999, the Company authorized and issued $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures")(all of the aforementioned series of convertible subordinated debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B Debentures were originally due on May 15, 1999. A Debentures totaling $200,000 remained outstanding at January 31, 1999 because they were held by a shareholder group that had commenced litigation against the Company as discussed in Part II,
Item 1 of this Form 10-QSB. In February 1999, the $200,000 of A Debentures outstanding were fully repaid, including interest through the date of repayment, with the proceeds from the issuance of the C Debentures. The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. As of January 31, 1999 and October 31, 1999, there were 787,500 and 812,500 warrants outstanding, respectively. The B Debentures are considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock
($.20 per share) is lower than the quoted market value for the stock at the date the B Debentures commitment date. The Debentures are secured by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company which are located in Chestertown, New York and Auburn, California.

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

   Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures.
Based on the report issued December 22, 1998, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or $30,000. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount is amortized to interest expense over the original life of the B Debentures. For the nine-month period and three-month period ended October 31, 1999, $4,547 and $0.00 (zero), respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants. For the nine-month period and three-month period ended October 31, 1998, $9,925 and $3,313, respectively, has been amortized to interest expense related to the debt discount attributable to stock purchase warrants.

   The difference between the quoted market value for the Company's common stock on the commitment date of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted has also been recorded as a debt discount and an increase to additional paid-in capital. This amount, totaling $516,250, was amortized to interest expense over the first thirty days subsequent to the issuance of the B Debentures, the earliest date at which the debt could be converted into common stock. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $0.00
(zero) and $0.00 (zero) in the three month periods ended October 31, 1999 and

October 31, 1998, respectively. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $0.00
(zero) and $506,759 in the nine month periods ended October 31, 1999 and October 31, 1998, respectively.


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

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 1999, cash was paid in the amounts of $65,100 for interest and $1,286 for income taxes. During the nine months ended October 31, 1998, cash was paid in the amounts of $81,128 for interest and $1,425 for income taxes.

Non-cash investing and financing activity:

     During the nine months ended October 31, 1999 and October 31, 1998, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

     During the nine months ended October 31, 1999, the Company recorded an increase in transportation equipment of $20,040 and a related increase in long-term debt in the same amount representing the financed portion of the purchase of a new truck.

     During the nine months ended October 31, 1999, the Company recorded an increase in B Debentures in the amount of $4,047, an increase in additional paid-in-capital of $500 and a charge to interest expense of $4,547 related to the amortization of debt discount attributable to warrants associated with the B Debentures.

     During the nine months ended October 31, 1999, the Company recorded an increase of $17,125 in common stock, an increase of $262,875 in additional paid-in-capital and a corresponding reduction of debt of $280,000 as the result of the exercise of the right of conversion of certain B Debentures and C Debentures.


     During April 1998 a holder of a Note in the amount of $10,000 exchanged that Note for a B Debenture in the amount of $10,000.

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

   During the nine months ended October 31, 1998, the Company issued a promissory note to a major supplier of building components in lieu of cash payment of an outstanding note payable with a maturity date of May 30, 1998 in the amount of $72,373.

(6)  NEWLY ADOPTED ACCOUNTING STANDARDS

     During the nine-month period ended October 31, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

   During the nine-month period ended October 31, 1999, the Company adopted Accounting Standards Executive Committee's Statemnt of Position 98-5, "Accounting for the Costs of Start-Up Activities." Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                          PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended October 31, 1999 vs. October 31, 1998

   Net sales were $9,041,956 for the nine months ended October 31, 1999 as compared to $7,817,414 in the same period in 1998, an increase of $1,224,542, or 16%. When compared to the previous year, there was a 9% increase in the number of housing units shipped, and the average sales value per unit shipped increased 7%. The increase in sales value per housing unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the same period of the previous year and a sales price increase put into effect in the spring of 1998, the effect of which is being realized in the current fiscal year. The increase in units shipped is attributable to a very positive home building market and favorable conditions related to the Company's customers being in a position to accept their respective delivery during this period, such as contractor availability, construction financing in place, and building permits having been obtained. All of these factors contributed to increased shipping activity.

   Gross profit amounted to $3,951,891, or 44% of net sales for the nine months ended October 31, 1999 as compared to $3,162,548, or 40% of net sales, for the same period in 1998. The increase in gross profit percentage was due to slightly lower material costs and the realized increase in average sales value per unit shipped. The decrease in material costs was related to the Company's effort of employing better techniques for purchasing building materials. The Company has been able to take advantage of discounts offered by suppliers because of its improved financial condition.

   Total operating expenses of $3,422,094, or 38% of net sales, increased $579,081 from the previous year's amount of $2,843,013, or 36% of net sales. The overall increase in total operating expenses was 20%. Sales commissions were $1,330,337 for the nine months ended October 31, 1999 and $1,081,909 for the nine months ended October 31, 1998. Commissions were 15% and 14% of net sales in 1999 and 1998, respectively. Selling, general and administrative expenses were $2,091,757 for the nine months ended October 31, 1999 compared with $1,761,104 in the same period in the previous year, an increase of $330,653, or 19%. Selling, general and administrative expenses were 23% and 22% of net sales for the nine months ended October 31, 1999 and 1998, respectively. The increase in expenses was the result of an increase in personnel costs and an increase in advertising and promotion costs and professional services fees. Commissions were higher during the same period due to higher sales volume and a proportionately greater number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period. Also, higher commission rates were paid on incremental sales to independent dealers as they exceeded certain delivery achievement criteria.

   The Company realized a net profit of $530,844 for the nine-month period ended October 31, 1999. For the nine-month period ended October 31, 1998, the Company incurred a net loss of $223,077. This loss included an unusual charge to interest expense of $516,684. This amount is the amortization of debt discount attributable to two components of the Series B Convertible Subordinated Debentures issued by the Company in January 1998 and the quarter ended April 30, 1998 (see Note 4 of the consolidated financial statements contained herein), the beneficial conversion feature, $506,759, and stock purchase warrants, $9,925. Without regard to these unusual items, the Company would have shown net income for the nine months ended October 31, 1998 of $293,607.

Three months ended October 31, 1999 vs. October 31, 1998

   Net sales for the three month periods ended October 31, 1999 and 1998 were $3,499,708 and $2,994,749, respectively. Net sales increased $504,959, or 17% in the three month period ended October 31, 1999 over the comparable period of the previous year. When compared to the same period in the prior fiscal year, there was a 12% increase in units delivered. The average value per unit shipped increased by 3%. The increase in sales during this period was caused by favorable building conditions for the Company's customers that allowed them to accept delivery during this period, and units that were not delivered during the second fiscal quarter were delivered during the third fiscal quarter. The increase in value per unit shipped was primarily the result of the shipment of units that were larger and more expensive than those of the previous year and the effect of a sales price increase put into effect in the spring of 1998.

   Gross profit was $1,550,644, or 44% of net sales, for the three months ended October 31, 1999 as compared to $1,292,733, or 43% of net sales, for the same period in 1998. The increase in gross profit was the result of slightly lower material costs, which resulted from the Company using better purchasing techniques to procure its raw materials and taking advantage of supplier offered discounts, and the realized increase in average sales value per unit shipped.

   Total operating expenses of $1,233,702, or 35% of net sales, increased $213,657 from the previous year's amount of $1,020,045, or 34% of net sales.
The overall increase in total operating expenses was 21%. Sales commissions were $518,566 in the three-month period ended October 31, 1999 and $400,759 in the three-month period ended October 31, 1998. Commissions were 15% and 13% of net sales, respectively. Selling, general and administrative expenses were $715,136 for the three months ended October 31, 1999 compared with $619,286 in the same period of the previous year, an increase of $95,850, or 15%. Selling, general and administrative expenses were 20% and 21% of net sales for the three-month periods ended October 31, 1999 and 1998, respectively. The increase in costs was the result of an increase in personnel costs and an increase in advertising and promotion costs. Commissions were higher during the same period due higher sales volume, and a proportionately greater number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period. Also, higher commission rates were paid on incremental sales to independent dealers as they exceeded delivery achievement criteria.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 1999 and October 31, 1998 of $1,128,204 and $2,091,469, respectively. For the nine months ended October 31, 1999 working capital deficiency improved by $680,772 as compared to an improvement of $549,283 in the same period in 1998. As of the Company's fiscal year end at January 31, 1999 current liabilities exceeded current assets by $1,808,976. During the nine-month period ended October 31, 1999, cash was primarily provided by the receipt of customer deposits, the collection of outstanding accounts receivable and the issuance of convertible debentures. Cash was primarily used to repay notes and long-term debt, purchase inventory, acquire capital assets and reduce accounts payable.

   For the nine months ended October 31, 1999 and October 31, 1998 the Company's operations were a net provider of cash in the amounts of $659,297 and $169,276, respectively. Overall, the Company experienced a net increase in its cash position of $380,608 during the nine months ended October 31, 1999 as compared with an increase in its cash position of $125,222 during the nine months ended October 31, 1998.

   The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. During fiscal 1998 a commercial bank made a proposal to the Company to provide a working capital line of credit on the condition that this line be secured by assets of the Company and be considered senior debt to the Company's then outstanding Series A Convertible Subordinated Debentures. This condition could not be satisfied by the Company because the Series A Convertible Subordinated Debentures, now fully satisfied, were secured by a mortgage on the assets of the Company. The Company, when authorizing the issuance of Series B Convertible Subordinated Debentures,provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Convertible Subordinated Debentures in a mortgage consolidation, modification and extension agreement. In July 1998, the Company continued its dialogue with the commercial lender, however, there were no substantive results and no further discussions with that bank have been held. During the recent quarter, the Company began conversations with several lending sources. Some have been unsuccessful, and others have not yet concluded.
The Company is hopeful that, based on the improvement in its financial condition, it will be able to secure outside financing to augment its operationally generated working capital.

   As shown in the consolidated financial statements, the Company realized a net profit during the nine months ended October 31, 1999 of $530,844. As of October 31, 1999 current liabilities exceeded current assets by $1,128,204 and the Company had a net stockholders' equity of $556,991. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the Series B Convertible Subordinated Debentures to replace existing Notes have supported its operations during fiscal 1999. In the first quarter of fiscal year 2000, the Company issued Series C Convertible Subordinated Debentures from which proceeds the remaining outstanding Series A Convertible Debentures were repaid. Although the Company's results of operations improved
                                        -17-
during the past year, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it extremely difficult for the Company to continue its operations.



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

Unrelated to the Year 2000 Issue, the Company replaced its primary system of computer hardware and software in 1997. Because of this acquisition, the Company purchased and installed hardware and software that is Year 2000 compliant. However, management has assigned the task of testing all carryover computer systems and software for Year 2000 compatability to an outside consultant. This process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software and computer hardware. In addition, the Company is engaged in assessing the Year 2000 Issue with suppliers. The Company communicated with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Finally, with regard to products sold by the Company, the Company has determined that contingencies related to the Year 2000 Issue will not have a material adverse effect on the Company. Due to the nature of the Company's product, log home construction kits for primarily residential use, there are no major customers for the Company's product, i.e. the Company sells its product to the individual who will build and occupy the Company's product as their residence. As such, management believes that there is no practical purpose for assessment of the Year 2000 Issue as it relates to its customers.

The Company used external resources to test software it currently uses for Year 2000 compliance. The Company has substantially completed its Year 2000 assessment and remediation by December 10, 1999. The total project cost has not yet been determined, but is believed to be minimal because of the Company's replacement of its primary computer system with Year 2000 compliant hardware and software in 1997. As of October 31, 1999, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

With regard to its internal Year 2000 compliance program, the Company has completed substantially all of its review and, where necessary, remediation. With regard to equipment with embedded chips, the Company has reviewed its telephone system, its security system, facsimile and similar equipment and found them to be Year 2000 compliant. With regard to its Year 2000 compliance program addressing the status of the Company's suppliers, the Company has substantially completed its review and has communicated with most of its major suppliers. To date, responses received have not indicated any substantial
Year 2000 difficulties. The Company currently does not have a contingency plan and does not contemplate creating one.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

	The Company reported in its filing on Form 10-QSB for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999, that it was served with a Summons and Complaint against it and three current members and one former member of its Board of Directors by a shareholders group. On April 20, 1999, the Company reached a compromise agreement with the shareholder group. The settlement requires, among other things, a cash payment of $150,000 in exchange for the common stock held by the shareholder group. On November 11, 1999, the compromise agreement was concluded and accepted by the New York State Supreme Court.


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

						December 14, 1999

						/ s /  William J. Thyne
						William J. Thyne
						Chief Financial Officer, Principal Financial
						Officer and Secretary

						December 14, 1999