Form 10KSB
period 2000-01-31
LINCOLN LOGS LTD
filed 2000-04-28
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000           Commission File
                                                     Number 0-12172

                             LINCOLN LOGS LTD.
              (Name of small business issuer in its charter)

         New York                                      14-1589242
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

              5 Riverside Drive, Chestertown, New York 12817
           (Address of principal executive offices) (Zip Code)

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2000 were $12,028,193.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 25, 2000 was approximately $237,400. The number of shares of Common Stock of the registrant outstanding on April 25, 2000 was 7,255,059.

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panelized homes to be erected by custom builders and "do-it-yourself" buyers. The Company planes cants into finished logs at its own manufacturing facilities in Chestertown, New York and delivers to its customers by truck trailer a weather-tight log home, or panelized, shell package which includes logs or pre-engineered structural wall panels, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant, blueprints and construction notes. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints.

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panelized homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panelized homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); Lincoln Logs International Ltd., a New York corporation which was created to act as a domestic international sales corporation, but is inactive and Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln". Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.


PRODUCTS

The Company's products include 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $18,300 to $104,400. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, allows for the construction of a non-log, conventional type home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 7% of total sales in fiscal year 2000.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and conventional homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 6% of total sales in fiscal year 2000.

Fifty percent (50%) of the purchase price of the building package is usually received prior to the Company manufacturing any of the solid timber components or the pre-engineered structural wall panels. The complete log home shell package or panelized home package is shipped via truck trailers and delivered to a customer upon payment of the balance of the purchase price. International sales are against letters of credit, or receipt of full payment prior to shipment.

The Company markets its products in the United States through a network of approximately 60 independent sales representatives in approximately 25 states, three independent representatives in foreign countries, and two Company owned and operated sales centers, one in northern New York and the other in northern California. Both Company owned sales centers are staffed by employee salespersons. Each of the Company's independent sales representative has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for sales representatives pursuant to which the Company shares up to fifty percent (50%) of the cost of advertising undertaken by qualified sales representatives to a maximum of 2.5% of their respective sales volume.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan, Israel, Korea and Europe (collectively less than 5% in each fiscal year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases rough-sawn eastern white pine cants and western cedar cants, in random lengths from 8 to 16 feet. The pine and cedar cants have been milled to dimensions of 8-1/2 inches high and 7 inches thick, and 9 inches high and 7 inches thick, respectively, and are used with the Company's D-shaped finished product. When rough-sawn pine and cedar cants are purchased to produce the Company's "double-round" finished product, that is cants planed with a round interior profile as well as a round exterior profile, the milled dimensions are 8-1/2 inches high and 8 inches thick, and 9 inches high and 8 inches thick, respectively. The rough-sawn eastern white pine cants are purchased from several mills in the region of the Company's facilities in Chestertown, New York. Rough-sawn western cedar cants are purchased from several mills in northern California and Oregon. At the Company's Chestertown, New York production facilities, the logs are planed in both rounded log and clapboard exteriors, with either a round interior or flat V-joint interior. All finished products have a double-tongue and groove, top and bottom. In addition, D-shaped logs for delivery to some of the Company's customers in the western United States have been milled by an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

Other components of the Company's log home shell package are purchased from several suppliers. These components include prefabricated roof trusses, windows, doors, nails, oriented strand board, dimensional lumber, shingles, caulking, and between-log sealant. Alternative sources of raw materials are readily available to the Company.

COMPETITION

The Company believes that there are approximately 350 firms engaged in the sale of log home materials, of which approximately 125 firms sell log home packages or kits and are in direct competition with the Company.

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, Beaver Mountain Log Homes, Kuhns Bros. and Asperline Log Homes. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 2000, the Company employed 55 persons, all of whom are full time employees.

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

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2000 or 1999.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:
     (a)  New York

     (1)  An approximately 8.5 acre parcel of land on Riverside
          Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot log building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot Thermo-Home(R) and log building containing corporate offices, storage and fabricating facilities. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of logs and building materials used in the Company's log home shell packages.

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

     (6) An approximately 1.4 acre parcel of partially developed land in Lake George, New York on which the Company is erecting a new sales model home.

     (7) In addition, the Company owns two parcels of undeveloped land in Northeastern, New York totaling approximately 50 acres which the Company has determined are unnecessary for its business and which it intends to sell.

     (b)  California

The Company owns an approximately one acre parcel of land in Auburn, California, on which are located the Company's Western Regional Sales Offices in a 4,000 square foot western cedar log home and a 2,500 square foot western cedar log home planed in the Weatherbloc(R) clapboard style.

As security for its Series B Convertible Subordinated Debentures dated January 30, 1998, the Company has granted mortgages on the parcels specified in Paragraphs (a)(1)-(5) and (b) of this Item 2.


ITEM 3.  LEGAL PROCEEDINGS

     (a) Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., MGP Advisors Limited Partnership, and AWM Investment Company, Inc., individually and on behalf of Lincoln Logs, Ltd.
          v. Lincoln Logs,Ltd., John D. Shepherd, Samuel J. Padula, Richard Farr and Leslie M. Apple.

          On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint") against it and three current members and one former member of its Board of Directors by a shareholder group which alleged mismanagement, breach of fiduciary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a counter-suit. On April 20, 1999, the Company reached a compromise agreement with the shareholder group; neither party admitted any wrongdoing or liability. The settlement required a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and a release from all other claims. Of the settlement amount, $75,000 was funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed, $.165) was funded by an officer/director/shareholder and another officer/share-holder of the Company in exchange for the common stock. The remaining $41,752 was paid by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1998 through January 31, 2000. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 1998        Common Stock     7/16       7/16

Quarter Ended July 31, 1998         Common Stock     7/16       1/4

Quarter Ended October 31, 1998      Common Stock     3/16       1/4

Quarter Ended January 31, 1999      Common Stock     3/16       .07

Quarter Ended April 30, 1999        Common Stock     .22        3/16

Quarter Ended July 31, 1999         Common Stock     .45        .45

Quarter Ended October 31, 1999      Common Stock     1/2        5/16

Quarter Ended January 31, 2000      Common Stock     1/2        1/2


     (b) The approximate number of holders of the Common Stock of the Company as of April 25, 2000 was 2,186.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2000 and 1999. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business.
          The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 2000 ("fiscal 2000") were $12,028,193 compared to $9,691,513 in the fiscal year ended January 31, 1999 ("fiscal 1999"). Fiscal 2000 total revenues represent an increase of $2,336,680, or approximately 24% more than fiscal 1999.

In fiscal 2000, as compared to fiscal 1999, total units shipped increased by 11% while the average sales value per unit shipped increased by 13%. The increase in units shipped was the result of factors that were positive for the Company; a.) the availability of contractors improved and b.) favorable weather conditions throughout the building season, particularly in November and December 1999 and January 2000, allowed for a longer than usual shipping season. The increase in sales value per unit shipped was the result of an increase in size of the home building packages purchased in the current year.

Gross profit was 44% of net sales in fiscal 2000, or $5,256,549. In fiscal 1999, gross profit was 42% of net sales, or $4,027,353. Gross profit increased from fiscal 1999 due to decreases in certain material costs and a decrease in sales discounts allowed, and a decrease in manufacturing costs as a percentage of net sales due to the increase in units produced. Material costs were affected principally due to improved purchasing techniques put into effect during fiscal 1999 which continued to have a positive impact during fiscal 2000. Discounts allowed were lower in fiscal 2000 due to an effort to be less reliant on sales discounting in the sales process. Manufacturing costs decreased as a percentage of net sales because the Company did not significantly increase manafucturing related personnel and expenses to produce the increased number of units shipped in fiscal 2000.

Total operating expenses of $4,413,134, or 37% of net sales, have increased $786,341 from the fiscal 1999 amount of $3,626,793, or 37% of net sales.
Sales commissions consist of amounts paid to both the Company's employee sales persons and its independent dealers throughout the country. Total sales commissions increased 28% in fiscal 2000 over fiscal 1999. The increase in commissions, 28%, exceeded the increase in sales revenue, 24%, because certain independent dealers and employee sales representatives earned bonus commissions by exceeding certain sales volume targets. Sales commissions, however, remained the same as a percentage of net sales, 14% in both fiscal years. The increase in selling, general and administrative expenses from fiscal 1999 of $411,622 was aproximately 18% and was primarily due to an increase in personnel costs and advertising and promotion costs.

Interest expense in fiscal 2000 and 1999 totalled $73,855 and $633,453, respectively. In both fiscal years, interest expense includes a non-cash charge related to the amortization of debt discount attributable to a beneficial conversion feature of the Series B Convertible Subordinated Debentures (the "Series B Debentures") issued by the Company in Januray 1998, and during the first quarter of fiscal 1999, and the amortization of debt discount attributable to warrants issued in connection with the same Series B Debentures (see Note 4 to the Consolidated Financial Statements for more information related to the Series B Debentures). The amount amortized related to the debt discount attributable to the beneficial conversion feature of the Series B Debentures was $4,547 and $506,759 in fiscal years 2000 and 1999, respectively. The amount attributable to the beneficial conversion feature is amortized over the first thirty days subsequent to the issuance of the debenture, the earliest date at which the debt could be converted to common stock. The amount amortized related to the debt discount attributable to warrants of the Series B Debentures was $-0- and $13,379 in fiscal years 2000 and 1999, respectively. The amount assigned to warrants was determined by an independent valuation of the Series B Debentures by an investment banker selected by the Company. This valuation amount is amortized over the original term of the Series B Debentures, or 15 months, using the effective yield method.

Cash paid for interest during fiscal 2000 was $84,644 compared to $90,741 in fiscal 1999. This decrease was primarily related to the reduction in long-term debt due to conversion of both Series B and the Series C Debentures during fiscal 2000. Also, because of improved operating results, the Company has relied less on the assistance of major suppliers to extend payment terms, and has been better able to meet its obligations on a more timely basis.


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2000, the Company had negative working capital, as current liabilities exceeded current assets by $891,242, compared with negative working capital of $1,808,976 at January 31, 1999, an improvement of $917,734. At January 31, 2000, the Company had stockholders' equity of $837,316, as compared to stockholders' deficiency of $254,433 at January 31, 1999, an improvement of $1,091,749. As of January 31, 1999, the Company's working capital deficiency had improved $831,776 from the end of the previous fiscal year. Cash was provided primarily by the issuance of long-term debt, the exercise of stock purchase warrants and operations during fiscal 2000 and 1999.

In fiscal 2000, the Company's operations were a net provider of cash in the amount of $616,684 as compared to the previous year, when operations were a net provider of cash in the amount of $141,049. Overall, the Company experienced an increase in its cash position of $132,785 in fiscal 2000, compared with an increase of $99,214 in fiscal 1999. In fiscal 2000, funds were generated from the Company's operations, particularly its operating income of $843,415 and the issuance of Series C Convertible Subordinated Debentures (the "Series C Debentures"). These funds were used principally to repay long-term debt and notes payable, reduce trade accounts payable, increase inventories and for additions to plant and equipment. Funds generated in fiscal 1998, including decreases in trade accounts receivable and inventories, were primarily used to repay notes payable, reduce trade accounts payable and for additions to plant and equipment.
                                   8

Toward the end of fiscal 1998, certain individuals, all of whom are shareholders and directors, converted $450,000 of Series A Convertible Subordinated Debentures ( the "Series A Debentures") to common stock. This converted long-term debt with a maturity date of June 30, 1998 into equity at January 31, 1998. Also, on January 15, 1998, the Company authorized $600,000 of Series B Debentures, and issued $340,000 at January 30, 1998, $250,000 during fiscal 1999, and $10,000 during fiscal 2000. In April 1998, a certain shareholder/officer/director converted $275,000 of the Series B Debentures into common stock. Concurrent with this conversion, this same shareholder/ officer/director exercised his stock purchase warrants and purchased shares of the Company's common stock. The amount realized by the Company as a result of the exercise of the stock purchase warrants was $257,812. In February 1999, the Company authorized and issued $300,000 of Series C Debentures. In July 1999, a certain shareholder/officer/director converted $250,000 of the Series C Debentures into common stock of the Company.

The Company has operated without a working capital credit facility for the past ten years. While the Company has from time to time attempted to secure such a credit facility from commercial lenders and governmental sources it has been unsuccessful to do so. The Company has had intermittent conversations with a commercial lender during the past year, but has made no request for a credit facility. As the Company's financial condition improves the Company intends to formally seek a working capital credit arrangement from a commercial lender in the future. In contemplation of the possible need to secure a credit facility, the Company, when authorizing the issuance of the Series B Debentures and Series C Debentures provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Debentures and Series C Debentures in a mortgage consolidation, modification and extension agreement. The Company's Series A Debentures have been extinguished in total either by repayment or conversion into common stock.

In February 1999, the Company authorized and issued $300,000 of Series
C Convertible Subordinated Debentures (the "Series C Debentures') as a source of funds for the repayment of $200,000 of Series A Debentures, including accrued interest from April 1, 1998, and other debts. Funds generated by operations and the issuance of the Series C Debentures, together with assistance from some of the Company's major vendors who have extended payment terms to the Company, have supported its operations during fiscal 2000, and are expected to do so in fiscal 2001 as well. Even though the Company has operated under these same conditions for the past nine years, there is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to operate.

Customer contracts with respect to which there were deposits on hand at the end of fiscal 2000 represent, if all were to be delivered in fiscal 2001, potential revenues of approximately $13,749,000 as compared with potential fiscal 2000 revenues at the end of fiscal 1999 of $11,598,000. Actual revenues realized in fiscal 2000 from the sale of home building packages and solariums amounted to $12,028,193. Actual revenues realized in fiscal 2000 were higher than potential revenues based on deposits on hand at January 31, 1999, due to customers who both signed contracts and accepted their delivery during fiscal 2000. Fiscal 2001 potential revenues are contingent on various factors, including general economic conditions, interest rates and the climate for new housing construction during calendar 2000, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 2000 were $845,174 as compared with $593,314 at January 31, 1999, an increase of $251,860. This increase in inventory is the result of the Company's anticipated demands of its delivery schedule in early fiscal 2001 and its increased cash position which allowed it to purchase inventory to meet those anticipated demands.

Trade accounts receivable were $150,398 at January 31, 2000, which represents a decrease of $110,811, or 42%, from the amount of $261,209 as of January 31, 1999. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


Financial Accounting Standards Board ("FASB")Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1998, with earlier applicaion permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 to fiscal years beginning June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

YEAR 2000 ISSUES

The Company's information technology systems successfully completed the "roll over" to the year 2000. The transition resulted in no adverse or negative impact on operations. The Company believes that the risk associated with the Year 2000 problem has been identified and, to the extent present, eliminated. The Company will continue to evaluate the Year 2000 readiness of its business systems and significant vendors to ensure a complete transition throughout the year 2000. the estimated total cost of the Year 2000 assessment and remediation plan has been less than $10,000.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Report of Independent Accountants - Fiscal 2000                 13

Independent Auditors' Report - Fiscal 1999                      14

Consolidated balance sheets as of
    January 31, 2000 and 1999                                   15

Consolidated statements of operations for the years
    ended January 31, 2000 and 1999                             17

Consolidated statements of changes in stockholders'
    equity (deficiency) for the years ended January
    31, 2000 and 1999                                           18

Consolidated statements of cash flows for the years
    ended January 31, 2000 and 1999                             19

Notes to consolidated financial statements
    January 31, 2000 and 1999                                   20

                         Report of Independent Accountants


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and Subsidiaries (the "Company") at January 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 17 to the consolidated financial statements, as of January 31, 2000, current liabilities exceed current assets, and the Company has an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 17.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        PricewaterhouseCoopers LLP

Albany, New York
March 17, 2000

                       Independent Auditors' Report


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheet of Lincoln Logs Ltd. and subsidiaries (the "Company") as of January 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 17 to the consolidated financial statements, at January 31, 1999, current liabilities exceed current assets, and at January 31, 1999, the Company has a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG LLP

Albany, New York
April 16, 1999, except as
   to note 14(b), which is
   as of April 20, 1999

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2000 and 1999



                                   ASSETS

                                                        2000         1999

CURRENT ASSETS:
  Cash and cash equivalents                        $   356,306  $   223,521
  Trade accounts receivable, net of allowance
    for doubtful accounts of $1,963 in 2000
    and $17,700 in 1999                                150,398      261,209
  Inventories                                          845,174      593,314
  Prepaid expenses and other current assets            428,350      516,560
  Prepaid income taxes                                     ---          918
  Mortgage receivable                                    1,922        2,302
                                                     ---------    ---------
   Total current assets                              1,782,150    1,597,824
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                5,355,640    5,124,419
 Less accumulated depreciation                      (3,491,173)  (3,392,150)
                                                     ---------    ---------
   Property, plant and equipment- net                1,864,467    1,732,269
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage receivable                                   69,553       70,688
  Assets held for resale                                27,314       27,561
  Cash surrender value of life insurance, net of
    loan of $-0- in 2000
    and $83,574 in 1999                                 96,390        10,606
  Deposits and other assets                                933         1,622
  Intangible assets, net of accumulated
    amortization of $75,284 in 2000 and $67,884
    in 1999                                              1,850         9,250
                                                      --------      --------
   Total other assets                                  196,040       119,727
                                                      --------      --------
TOTAL ASSETS                                       $ 3,842,657   $ 3,449,820
                                                    ==========    ==========





See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2000 and 1999

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                          2000        1999
CURRENT LIABILITIES:
  Current installments of long-term debt:
   Related parties                                     $      ---  $  281,350
   Others                                                   5,706      34,644
  Notes payable                                               ---     125,435
  Trade accounts payable                                  558,800     830,879
  Customer deposits                                     1,276,963   1,288,125
  Accrued salaries and wages                               64,508      69,874
  Accrued income taxes                                      7,700       1,050
  Due to related parties                                  221,449     154,122
  Accrued expenses                                        538,266     621,321
                                                        ---------   ---------
    Total current liabilities                           2,673,392   3,406,800

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
   Related parties                                        200,000         ---
   Others                                                  20,000     200,000
  Other                                                    15,559       3,577
Other long-term liability                                  96,390      93,876
                                                        ---------   ---------
    Total liabilities                                   3,005,341   3,704,253
                                                       ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                ---        ---
  Common stock, $.01 par value; authorized 10,000,000
   shares in 2000 and 10,000,000 share in 1999;
   issued 7,759,299 shares in 2000 and 6,046,299
   shares in 1999                                          77,593     60,463
  Additional paid-in capital                            5,681,554  5,418,104
  Accumulated deficit                                  (4,037,396)(4,848,565)
                                                       ----------- ----------
                                                        1,721,751    630,002
  Less cost of 504,240 shares common
    stock in treasury                                    (884,435)  (884,435)
                                                        ----------  ---------
    Total stockholders' equity (deficiency)               837,316   (254,433)
                                                        ----------  ---------
Commitments and contingencies

TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY (DEFICIENCY)                    $  3,842,657 $3,449,820
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 2000 and 1999


                                                  2000         1999


NET SALES                                    $12,028,193  $9,691,513

COST OF SALES                                  6,771,644   5,664,160
                                               ---------   ---------

GROSS PROFIT                                   5,256,549   4,027,353
                                               ---------   ---------

OPERATING EXPENSES:
  Commissions                                  1,718,638   1,343,919
  Selling, general and administrative          2,694,496   2,282,874
                                               ---------   ---------
     Total operating expenses                  4,413,134   3,626,793
                                               ---------   ---------

INCOME FROM OPERATIONS                           843,415     400,560
                                               ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                 29,392      23,698
                                                ---------  ----------
  Interest expense:
    Amount attributable to beneficial
     conversion feature and warrants            (  4,547)   (520,138)
    All other                                   ( 69,308)   (113,315)
                                                ---------- ----------
       Total interest expense                   ( 73,855)   (633,453)
                                                ----------  ----------
  Other                                           20,253      33,147
                                                -----------  ----------
   Total other income (expense) - net           ( 24,210)   (576,608)
                                                ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                819,205    (176,048)

INCOME TAXES                                       8,036       1,132
                                               ----------    ----------
NET INCOME (LOSS)                            $   811,169   $(177,180)
                                              ============= ============

PER SHARE DATA:
  Basic earnings (loss) per share            $    0.13     $  (0.04)
                                              ===========   ==========

  Diluted earnings (loss) per share          $    0.11     $  (0.04)
                                              ===========   ==========





See accompanying notes to consolidated financial statements.


                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN
                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED JANUARY 31, 2000 and 1999

                                     Common Stock
                                                                                              Total
                                   Number       Par    Additional                             stockholders'
                                     of        value     paid-in     (Accumulated   Treasury  equity
                                   shares      amount    capital       deficit)       stock   (deficiency)
                                  -------     -------  ----------    ----------    ---------  -------------
Balance at January 31, 1998      3,729,999   $ 37,300  $ 4,641,705    $(4,671,385)  $(884,435)  $(876,815)

Common stock issued upon exercise
  of stock options                   3,800         38          887            ---         ---         925

Debt converted to common
  stock                          1,625,000     16,250      293,325            ---         ---     309,575

Common stock issued upon exercise
   of stock purchase warrants      687,500      6,875      250,937            ---         ---     257,812

Amount assigned to subordinated
  debenture beneficial
  conversion feature and
  warrants                             ---        ---      231,250            ---         ---     231,250

Net (loss) - 1999                      ---        ---        ---        (  177,180)       ---    (177,180)
                                 ----------   ---------  ---------      ------------   --------- ----------
Balance at January 31, 1999      6,046,299   $  60,463  $5,418,104    $(4,848,565)  $ (884,435) $(254,433)

Common stock issued upon exercise
  of stock options                     500           5          75           ---         ---           80

Debt converted to common
  stock                          1,712,500      17,125     262,875           ---         ---      280,000

Amount assigned to subordinated
  debenture warrants                   ---         ---         500           ---         ---          500

Net income- 2000                       ---         ---         ---         811,169       ---      811,169
                                -----------      -------   ----------    -----------   --------  ---------
Balance at January 31, 2000      7,759,299     $77,593    $5,681,554    $(4,037,396)  $(884,435) $837,316
                                ==========     ========   ==========    ============   ========= =========

See accompanying notes to consolidated financial statements.

                                                           18



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2000 and 1999
                                              2000          1999
OPERATING ACTIVITIES:
Net income (loss)                        $    811,169   $ ( 177,180)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization               144,549       150,089
  Amortization of amount assigned to
    beneficial conversion feature and
    debt discounts attributable to warrants    4,547        520,138
  Compensation related to exercise of
    stock option                                 ---            925
  Loss(Gain) on sale of assets                 6,025         (5,977)
  Changes in operating assets and liabilities:
  Decrease (increase) in trade accounts
   receivable                                 110,811      (157,299)
  (Increase) decrease in inventories         (251,860)      161,896
  Decrease (increase) in prepaid expenses
   and other current assets                    89,128      (177,586)
  (Decrease)in trade
   accounts payable                           (272,079)    (188,645)
  (Decrease) in customer deposits             ( 11,162)         913
  (Decrease) increase in accrued expenses
   and other current liabilities              ( 88,421)      11,456
  Increase in due to related
   parties                                      67,327        1,794
  Increase in accrued income taxes               6,650          525
                                              --------      --------
Net cash provided by operating activities      616,684      141,049
                                              ---------     --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment  (265,386)    (110,667)
  Proceeds from sale of assets                  10,300       16,605
  Payments received on mortgage receivable       1,515          937
  Decrease (increase) in deposits
     and other assets                              689         (634)
                                              ---------    ---------
    Net cash used by investing activities     (252,882)    ( 93,759)
                                              ---------    ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock upon
    exercise of stock options                       80          ---
  Proceeds from issuance of common stock upon
    exercise of stock purchase warrants            ---      257,812
  Proceeds from issuance of debentures         310,000      240,000
  Repayments of notes payable                 (125,435)    (420,500)
  Proceeds from loan against cash
    surrender value of life insurance              ---        6,542
  Repayments on loan against cash
    surrender value of life insurance         ( 83,574)     (10,000)
  Net increase in cash surrender value of
    insurance policy                               304          ---
  Repayments of long-term debt                (332,392)     (21,930)
                                             ----------    ---------
Net cash (used) provided by
  financing activities                        (231,017)      51,924
                                             ----------    ---------
Net increase in cash
 and cash equivalents                          132,785       99,214

Cash and cash equivalents at beginning
 of period                                     223,521      124,307
                                             ---------     ---------
Cash and cash equivalents at end
 of period                                   $ 356,306    $ 223,521
                                             ==========   ==========
See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2000 and 1999

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the "Company"), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall (log) home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems.
Products are represented, sold and serviced through a 60 member National Dealer Network and two Company owned and operated sales centers in northern New York and northern California. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 31% of the materials necessary to construct the log home and panelized home packages from three suppliers. These three suppliers provided 13%, 10% and 8% of purchases for the year ended January 31, 2000, respectively. Alternative sources of raw materials are readily available.

The Company's fiscal year ends on January 31. As used hereafter, 2000 refers to the fiscal year ended January 31, 2000, and 1999 refers to the fiscal year ended January 31, 1999.


Note 2.  Summary of Significant Accounting Policies

(a) Principles of Consolidation.   The consolidated financial
statements include the accounts of Lincoln Logs Ltd. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding
Corp. and Lincoln Logs International Ltd. are currently inactive.

(b) Inventories.   Inventories are valued at the lower of cost (on
a first-in, first-out basis) or market. Substantially all of inventory represents raw materials. Inventories are stated net of a reserve for obsolescence in the amount of $36,000 at January 31, 2000 and 1999, respectively.

(c) Revenue Recognition.   Revenue from the sale of log home
packages is recognized when a substantial portion of the package has been delivered. Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when one of the Company's financing plans is utilized.

(d) Depreciation.   Depreciation of plant and equipment is
computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one years.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2000 and 1999



Note 2.  Summary of Significant Accounting Policies (Continued)

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

(g) Intangible Assets.   Intangible assets represent primarily trademarks
that are being amortized over five year periods. Amortization expense for the 2000 and 1999 was $7,400 and $8,370, respectively.

(h) Earnings (Loss) Per Share.   Basic earnings (loss) per share is computed
by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 6,414,949 for the year ended January 31, 2000 and 4,998,699 for the year ended January 31, 1999.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if dilutive potential common shares had been isued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive. Diluted (loss) per share is the same as basic (loss) per share for the year ended January 31, 1999 because the effect of including stock options, warrants and the assumed conversion of the subordinated debentures would be anti-dilutive.

The numerator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2000 and 1999 was determined as follows:

                                                  2000        1999
                                                 ------       ------
   Net income (loss) used to calculate basic
     earnings per share                          $811,169   $(177,180)
   Add back interest expense related to
     convertible debentures                        30,947         ---
                                                 ---------   ---------
   Numerator for calculation of diluted earnings
     (loss) per share                            $842,116   $(177,180)
                                                 ========   ==========

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999



Note 2.   Summary of Significant Accounting Policies (Continued)

The denominator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2000 and 1999 was determined as follows:

                                                   2000         1999
                                                  ------       ------
   Weighted average outstanding shares used
     to calculate basic earnings (loss)
     per share                                   6,414,949   4,998,699
   Add shares issuable assuming conversion
     of convertible debentures                   1,162,500         ---
   Add shares issuable assuming exercise of
     outstanding stock options                     192,314         ---
                                                 ----------   ---------
   Denominator for calculation of diluted
     earnings (loss) per share                   7,769,763   4,998,699
                                                 =========   ==========

Basic earnings (loss) per share                  $   0.13   $  (0.04)
                                                     ====       ====

Diluted earnings (loss) per share                $   0.11   $  (0.04)
                                                     ====       ====

There were 812,500 and 787,500 stock purchase warrants outstanding at January 31, 2000 and January 31, 1999, respectively, that were not included in the computation of diluted earnings per share for the full-year periods as their effect was anti-dilutive. Further, share issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at January 31, 1999 were not included in the computation of diluted (loss) per share for the year then ended as their effect was anti-dilutive.

(i) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $383,056 and $170,145 in 2000 and 1999, respectively. The Company has prepaid advertising costs of $63,969 and $47,772 at January 31, 2000 and 1999, respectively. These amounts are included in Prepaid expenses and other current assets in the accompanying consolidated financial statements.

(j) Cash and Cash Equivalents.   Cash and cash equivalents are
composed of cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in two banks located in New York and California. At January 31, 2000 and 1999, bank balances exceeded FDIC insurance coverage by $591,092 and $205,806, respectively.

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

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999



Note 2.   Summary of Significant Accounting Policies (Continued)

(l) Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed Of. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of January 31, 2000 and 1999, the Company had no impaired long-lived assets.

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

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2000 and 1999 is as follows:

                              Estimated
                             Useful Lives          2000     1999
                                                   ----     ----

Land                                          $  784,800  $  784,800
Buildings and improvements   15 - 31 years     2,357,822   2,177,600
Machinery and equipment        5 - 7 years       637,970     625,848
Furniture and fixtures         5 - 7 years     1,420,446   1,368,254
Transportation equipment           5 years       154,602     167,917
                                               ---------    ---------
                                              $5,355,640   $5,124,419
                                               =========    =========

Depreciation expense for the years ended January 31, 2000 and 1999 was $137,149 and $141,719, respectively.

Assets held for resale of $27,314 and $27,561 at January 31, 2000 and 1999, respectively, consists primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value less costs to sell.

<PAGE?


                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999


Note 4.  Indebtedness

Long-term debt at January 31, 2000 and 1999 consists of the following:

                                                   2000          1999
                                                   ----          ----

Note payable at 7.9% payable in monthly
installments through April 2004, collateralized
by a vehicle                                      $  17,540   $     ---

Series A Convertible Subordinated Debentures
due June 1998, with annual interest at 12%
payable quarterly                                       ---     200,000

Series B Convertible Subordinated Debentures
due May 15, 1999, extended to May 15, 2001, net of
discount attributable to warrants of $-0- in 2000
and $4,047 in 1999, and discount attributable to
beneficial conversion feature of $0 in 2000 and
$-0- in 1999, with nominal annual interest at 12%
payable quarterly                                   170,000     310,953

Series C Convertible Subordinated Debentures
due February, 2002 with annual interest at 12%
payable quarterly                                    50,000         ---

Obligations under capital leases, net of interest
payable through October 2001                          3,725       8,618
                                                 ------------ ----------
Total long-term debt                                241,265     519,571
    Less current installments                      (  5,706)   (315,994)
                                                 ------------ -----------
Long-term debt, net of current installaments     $  235,559  $  203,577
                                                 ============ ===========

Through January 31, 1998, the Company has authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A" Debentures), and authorized $600,000 and issued $340,000 of Series B Convertible Subordinated Debentures (the "B" Debentures). An additional $250,000 of B Debentures were issued during the first quarter of fiscal 1999. An additional $10,000 of B Debentures were issued during the first quarter of fiscal 2000. In February 1999, the Company authorized and issued $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures") (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B
Debentures were originally due on May 15, 1999.  A Debentures totalling
$200,000 remained outstanding at January 31, 1999 because they were held by a shareholder group that had commenced litigation against the Company as discussed in note 14(b). In February 1999, the $200,000 of A Debentures outstanding were fully repaid, including interest through the date of repayment, with the proceeds of the Series C Convertible Subordinated Debentures.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999


Note 4.  Indebtedness (Continued)

The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375 on the commitment date. The total number of shares of common stock originally subject to warrants was 1,500,000, fifty (50%) percent of the number of shares subject to conversion. As of January 31, 2000 and 1999, there were 812,500 and 787,500 warrants outstanding, respectively. The B Debentures were considered to have a beneficial conversion feature because the rate at which the B Debentures may be converted into common stock ($.20 per share) was lower than the quoted market value for the stock at the B Debentures commitment date. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company, which are located in Chestertown, New York and Auburn, California.

As discussed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $250,000 agreed to extend the maturity date to May 15, 2001. On May 15, 1999, the remaining $125,000 of B Debentures became due. The holder of the remaining $125,000 of B Debentures elected not to convert the Debenture into common stock of the Company. Due to a dispute with the holder of the remaining B Debenture, an individual who is a current member of the Company's Board of Directors and its former Chairman of the Board. the Company decided not to repay that Debenture on the due date. As a result, the Compnay was in default with respect to such B Debenture, which was also an event of default under the C Debentures. The holders of the C Debentures waived their right to accelerate the maturity date of the C Debentures.
In December 1999, the Company resolved the dispute with the holder of the B Debenture and the Company repaid the debenture, including interest through the date of the repayment.

Because of the stock purchase warrants and the beneficial conversion feature of the B Debentures, the Company engaged an independent investment banker to evaluate the total fair value of the components of the B Debentures. Based on the report issued, the Company has assigned a value of two cents ($.02) to each warrant to purchase one share of common stock, or a total of $30,000. This amount was recorded as a debt discount and as an increase to additional paid-in capital. This amount was amortized to interest expense over the life of the B Debentures, and total amortization related to the warrants was $4,047 and $13,379 in 2000 and 1999, respectively.

                            LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999


Note 4.  Indebtedness (Continued)

The difference between the quoted market value for the Company's common stock on the date of issuance of the B Debentures, $.375, and the $.20 beneficial conversion rate multiplied by the number of shares into which the debt could be converted was also recorded as a debt discount and as an increase to additional paid-in capital. The amounts of $218,750 for the 1999 issuance and $297,500 for the 1998 issuance, were amortized to interest expense over the first thirty days subsequent to such issuances, the earliest date at which the debt could be converted to common stock. The amounts of debt discount amortized to interest expense related to the beneficial conversion feature were $500 and $506,759 in 2000 and 1999, respectively.

On January 16, 1998, certain shareholders who were owners of the A Debentures exercised their right to convert their holdings into common stock of the Company. The total amount of A Debentures converted into the common stock of the Company was $450,000. The Company issued 2,250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the shareholders to the date of conversion. On April 20, 1998, a shareholder, officer and director, who owned B Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of B Debentures converted into common stock of the Company was $275,000 (carrying amount of $259,575). This individual also exercised the warrants he held related to these debentures. The Company issued 2,062,500 shares (1,375,000 shares related to the conversion and 687,500 shares related to the warrants) and paid accrued interest to the date of conversion. Further, on June 30, 1998, the maturity date of the A Debentures, holders of $50,000 of A Debentures exercised their right to convert their holdings into common stock of the Company. The Company issued 250,000 shares of common stock pursuant to the owners' elections to convert, and paid accrued interest to the date of conversion. Finally, on July 29, 1999, a shareholder, officer and director, who owned B Debentures and C Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of the B Debentures converted into common stock of the Company was $30,000 (carrying amount of $30,000). The face amount of the C Debentures converted into common stock of the Company was $250,000. The Company issued 1,712,500 shares (150,000 shares related to the conversion of the B Debentures and 1,562,500 shares related to the conversion of the C Debentures) and paid accrued interest to the date of conversion.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:             Amount

                 2001           $    5,706
                 2002              175,545
                 2003               54,231
                 2004                4,578
                 2005                1,205
                                ----------
                                $  241,265
                                ==========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999



Note 4.  Indebtedness (Continued)

Assets under capital leases represent copier and facsimile machines. The costs, accumulated depreciation and depreciation expense are included with owned assets in Note 3. The details are as follows:

                                              2000        1999
                                              ----        ----
          Costs                              $10,995      $10,995
          Accumulated Depreciation           $(5,399)     $(3,208)
          Depreciation Expense               $ 2,191      $ 1,624


The future minimum lease payments for obligations under capital leases are as follows:

  Year ending January 31,                       Amount
                                                ------
               2001                             $2,450
               2002                              1,725
                                                -------
               Total                            $4,175
               Less Interest                     ( 450)
                                                -------
               Obligations Under
                 Capital Leases                 $3,725
                                                ======

Note 5.  Notes Payable

During the year ended January 31, 1999, the Company issued a promissory note to a certain major supplier of building components in lieu of cash payment of outstanding trade accounts payable. This note was unsecured and had a fixed interest rate of 9.75%. The outstanding balance of this note totaled $-0- and $125,435 at January 31, 2000 and 1999, respectively.
The note had a maturity date of June 30, 1999, and interest was payable monthly. The note was repaid by June 30, 1999.

Note 6.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 2000 and 1999 is as follows:

                                  Current       Deferred   Total

Year ended January 31, 2000:
   Federal                        $    --        $    --  $   --
   State                            8,036             --    8,036
                                   ------         ------   ------
                                  $ 8,036        $    --  $ 8,036
                                   ======         ======   ======

Year ended January 31, 1999:
   Federal                        $    --        $    --  $    --
   State                            1,132             --     1,132
                                   ------         ------    ------
                                  $ 1,132        $    --   $ 1,132
                                   ======         ======    ======

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999



Note 6.  Income Taxes (Continued)

The Company realized a tax benefit of $261,893 in 2000 through the use of net operating loss carryforwards. The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $3,325,794; $79,968 expire in 2007, $815,639 in 2008, $609,186 in 2009, $372,717 in 2010, $73,806 in 2011,
$309,546 in 2012 and $1,064,932 in 2013.

The effective income tax rates of 1% and 0.6% for 2000 and 1999, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     2000           1999
                                     ----           ----
Statutory tax rate                   34.0%         (34.0)%
Nondeductible amortization             1.0           98.2
Non-deductible meals and
  entertainment expenses               1.0            1.2
State income taxes, net of federal
  tax benefit                           .9             .4
Change in deferred tax asset
  valuation allowance                (37.7)         (64.7)
Other non-deductible expenses          1.8          (  .5)
                                      -----           -----
                                       1.0%            0.6%
                                      =====           =====

For the years ended January 31, 2000 and 1999, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2000 and 1999 are presented below:

                                                      2000       1999
                                                      ----       ----

Deferred tax assets:
Vacation accrual                               $       ---    $    735
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,744      16,393
Allowance for doubtful accounts                        667       6,018
Other liabilities                                   32,569      24,641
Net operating loss carryforward                  1,130,770   1,430,229
                                                 ---------   ---------
Total gross deferred tax assets                  1,180,750   1,478,016
   Less valuation allowance                     (1,153,155) (1,462,232)
                                                ----------  ----------
Net deferred tax asset                              27,595      15,784

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (27,595)    (15,784)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
                                                  =========    =========

The valuation allowance for deferred tax assets as of February 1, 1999 and 1998 was $1,462,232 and $1,578,780, respectively. The net change in the total valuation allowance was a decrease of $309,077 in fiscal 2000 and a decrease of $116,548 in fiscal 1999.

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

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999


Note 7.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2000 and 1999 amounted to $29,742 and $22,479, respectively.

Note 8.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 2000 and 1999 was $25,514 and $28,951, respectively. The aggregate future minimum operating lease payments at January 31, 2000 are as follows:

Year ending January 31:
            2001         $ 25,680
            2002           22,468
            2003           12,372
            2004           12,372
            2005              794
                            ------
            Total         $ 73,686
                           =======

Note 9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2000 and 1999 consist of the following:

                                  2000           1999
                                --------       --------
Commission advances            $  87,543      $ 119,192
Prepaid design work              106,444        112,644
Prepaid insurance                 35,511         37,718
Prepaid advertising and shows     95,602         69,549
Miscellaneous receivables         25,537         55,397
Costs related to deferred sales      ---         45,881
Prepaid property taxes            29,380         27,453
Other                             48,333         48,726
                                --------       --------
   Total                       $ 428,350      $ 516,560
                                ========      =========

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999





Note 10.  Accrued Expenses

Accrued expenses at January 31, 2000 and 1999 consist of the following:

                                   2000           1999
                                 --------       --------
Accrued legal and related costs  $    ---       $ 87,442
Accrued commissions                53,604         55,966
Accrued backorders                 95,955         67,815
Accrued interest                      600         24,500
Accrued sales awards               50,800         26,500
Deposits - cancelled contracts     41,470         43,373
Post-retirement benefits              ---         72,000
Accrued Warranty                   96,074         72,474
Other                             199,763        171,251
                                 --------       --------
   Total                        $ 538,266      $ 621,321
                                =========      =========


Note 11.  Related Party Transactions

Due to related parties consists of amounts payable to the Company's officers and directors. Such amounts totaling $221,449 and $154,122 at January 31, 2000 and 1999, respectively, relate to unpaid salary and directors' fees, unreimbursed business travel expenses and other expenses.

As described in Note 4 the Company has issued $700,000 of A Debentures in a private placement on July 30, 1993, of which $500,000 was purchased by certain then officers and directors of the Company. On January 16, 1998, certain debenture holders who were officers and directors elected to convert $450,000 of A Debentures into common stock, and on June 30, 1998 current directors and a former director elected to convert $50,000 of A Debentures into common stock. Also, the Company authorized the issuance of $600,000 of B Debentures on January 15, 1998. The Company issued $340,000 of the B Debentures in a private placement on January 30, 1998 of which $330,000 was exchanged for notes outstanding under the cant financing program by certain noteholders who were officers and directors of the Company at that time, and issued a further $260,000 of B Debentures between March 1, 1998 and April 30, 1998 of which $240,000 was purchased by officers, a director and immediate family members of the director. Of the $570,000 of B Debentures issued to related parties, $275,000 was converted into common stock on April 20, 1998 and another $30,000 was converted into common stock on July 29, 1999.

As also discuesed in Note 4, the Company issued $300,000 of C Debentures in a private placement during February, 1999, all of which were purchased by an officer, director and immediate family members of the director. Of the $300,000 of C Debentures issued to related parties, $250,000 was converted into common stock on July 29, 1999.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999



Note 12.  Mortgage Receivable

During the fiscal year ended January 31, 1998, the Company reclassified a mortgage it holds from due from related parties to mortgage receivable. The mortgage, due from a former officer and employee of the Company, was reclassified when the individual terminated employment with the Company. The mortgage, in the amount of $71,475 and $72,998 at January 31, 2000 and 1999, respectively, bears an interest rate of 6% and is due over a term of 35 years. The future aggregate mortgage receipts at January 31, 2000 are as follows:

  Year ending January 31:
              2001      $  1,922
              2002         2,072
              2003         2,199
              2004         2,335
              2005         2,479
           Thereafter     60,468
                          -------
              Total     $ 71,475
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

                                                      Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1998   47,500       182,000     $ .19     $ .19
Granted during year               --            --        --        --
Cancelled during year             --            --        --        --
Exercised during year        ( 7,500)           --    ($ .19)       --
                              ------       -------     -----      -----
Balance at January 31, 1999   40,000       182,000     $ .19     $ .19
Graned during year           186,000            --       .16        --
Cancelled during year        (44,000)           --      (.16)       --
Exercised during year         (  500)           --      (.16)       --
                              -------       -------     -----    -----
Balance at January 31, 2000  181,500       182,000     $ .17     $ .19
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

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999





Note 13.  Stock Options (Continued)

All outstanding stock options are exercisable as of January 31, 2000. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the tern is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2000 is 7.5 years.

The pro forma disclosures required under SFAS No. 123 are not presented for 1999 as such information is the same as the reported net loss and loss per share.

Had the Company accounted for its Stock Option Plan using the fair value-based method the Company's net income for fiscal 2000 would have been approximately $787,000.

The weighted average fair value of each option granted under the Stock Option Plan during fiscal 2000 was $0.13. The fair value of each option grant was estimated on the date of the grant using the Black-Sholes Model with the following weighted average assumptions. The risk-free interest rate was 6.0%. The expected volatility of the market price of the Company's Common Stock was 181%. The expected average term of the granted options was seven years. There was no expected dividend yield for the options granted.

Note 14.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount of the reserve for warranty claims provided in fiscal 2000 and 1999 was $23,600 and $21,300, respectively.

(b) Litigation. On February 9, 1998, the Company was served with a Summons and Complaint (the "Complaint) against it and three current members and one former member of its Board of Directors by a shareholders group, which alleges mismanagement, breach of fiduciary duties and other matters. The Company responded to the Complaint on behalf of itself and the current and former Board members on March 26, 1998, and also filed a counter-suit. On April
20, 1999, the Company reached a compromise agreement with the shareholder
group; neither party admitted wrongdoing or liability.   The settlement
required a cash payment of $150,000 in exchange for the 201,500 shares of common stock held by the shareholder group and release from all other claims. Of the settlement amount, $75,000 is being funded by the Company's insurance company, and $33,248 (calculated as 201,500 shares multiplied by the fair market value of the Company's common stock at the date on which the settlement was agreed of $.165) was funded by an officer, director or other shareholders of the Company in exchange for the common stock. The remaining $41,752 was paid by the Company and recorded as settlement expense.

The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999




Note 14.  Commitments and Contingencies (Continued)

(c) Sales/Use Tax. In March 1999, the Company received a Sales/Use Tax Assessment Summary from the State of Massachusetts Department of Revenue
(the "State) which indicates that the State intends to assess the Company for sales/use taxes on log home packages sold into the State during the past three years. The total potential assessment is approximately $149,000, plus interest and penalties. The Company does not believe that it was responsible for collecting and remitting sales/use taxes on sales made into Massachusetts because, among other reasons, it did not have employees in the State nor does it own or rent tangible property there. Accordingly, the Company intends to contest the assessment when received. The Company has not yet received any final assessment from the State.

If the Comapny is unsuccessful and is required to pay the State sales/use taxes related to sales made into the State in prior years, it intends to attempt to collect sales/uses taxes paid from the customers involved because the Company's sales contract requires the customer to pay such taxes if due. However, due to the timing of the sales and other factors, the Company may be unsuccessful in collecting all of the sales/use taxes it pays to the State from the customers. During the fourth quarter of 1999 and throughout 2000, the Company accrued estimated costs to resolve this matter.

Note 15.  Supplementary Disclosure of Cash Flow Information

                                   2000       1999
                                  ------     ------

Cash paid during the year for:
   Interest                     $  84,644   $  90,741
                                 ========   =========
   Income taxes                 $     468   $   1,525
                                 ========   =========

Non-cash investing and financing activities:

During Fiscal 2000, the following transactions occurred:

The Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

The Company recorded an increase in transportation equipment of $20,040 and a related increase in long-term debt in the same amount representing the financed portion of the purchase of a new truck.

The Company recorded an increase in B Debentures in the amount of $4,047, an increase in additional paid-in capital of $500 and a charge to interest expense of $4,547 related to the amortization of debt discount attributable to warrants associated with the B Debentures.

The Company recorded an increase of $17,125 in common stock, an increase of $262,875 in additional paid-in capital and a corresponding reduction of debt of $280,000 as the result of the exercise of the right of conversion of a certain B Debenture and C Debenture holder.

During fiscal 1999, the following other transactions occurred:

During fiscal 1999, the Company issued a promissory note to a certtain major supplier of building components in lieu of cash payment of outstanding trade accounts payable in the total amount of $125,435.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999




Note 15.  Supplementary Disclosure of Cash Flow Information (Continued)

In April 1998, a holder of a Cant Noote in the amount of $10 000 exchanged that note for a Series B Convertible Subordinated Debenture in the same amount.

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

The Company recorded an increase in Series B Convertible Subordinated Debentures in the amount of $304,313, and increase in additional paid-in capital of $231,250 and the related charge to interest expense in the amount of $520,138 related to the accretion of the valuations of warrants and beneficial conversion features associated with the Series B Convertible Subordinated Debentures.

Note 16.  Fair Value of Financial Instruments

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

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $59,000 compared to its carrying amount of $71,475.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 17.  Liquidity

As of January 31, 2000, current liabilities of the Company exceeded current assets by approximately $891,242. In February 1999, the Company authorized issuance of $300,000 of Series C Debentures as a source of funds for the repayment of $200,000 of A Debentures, plus accrued interest from April 1, 1998. In January 1998, the Company authorized the issuance of $600,000 of B Debentures and discontinued its Cant Financing Program. The Company exchanged $340,000 of the then outstanding $350,000 of Cant Notes with an equivalent amount of B Debentures. During the first quarter of fiscal 2000, the Company issued $250,000 of the remaining $260,000 of B Debentures. During the first quarter of fiscal 2000, the Company issued the remaining $10,000 of B Debentures.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2000 and 1999



Note 17.  Liquidity (Continued)

The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, together with the assistance of major vendors who have provided extended payment terms to the Company, and the issuance of the B and C Debentures, have supported its operations during fiscal 2000, and are expected to do so in fiscal 2001 as well. Even though the Company has operated under these same conditions for the past nine years, there is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to coninue to operate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                               DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Compnay's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Richard C. Farr      71   1982     Special Administrative Assistant to
                                      the President
Samuel J. Padula     76   1985     Special Administrative Assistant to
                                      the President
Steven Patlin        59   2000     Special Administrative Assistant to
                                      the President
Reginald W. Ray, Jr. 70   1982     Special Administrative Assistant to
                                      the President
John D. Shepherd     54   1982     Chairman of the Board; President and Chief
                                      Executive Officer; Treasurer
William J. Thyne     50   1999     Executive Vice President and Chief
                                      Financial Officer; Secretary

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

   Samuel J. Padula has been President and Chief Executive Officer of Padula Construction Corp., a real estate development and construction firm in Oceanport, New Jersey, for more than the past five years. Since January 1987, Mr. Padula has been a Special Administrative Assistant to the President. Mr. Padula was, until his resignation from that office in December 1997, a member of the Company's Office of the Chief Executive since May 1997.

   Steven Patlin has been and continues to be an independent dealer of Lincoln Logs, Ltd. since June 1985. Mr Patlin served as an independent consultant to the Company on sales and marketing matters from January 1998 through February 1999. From March 1999 through February 2000 Mr. Patlin served as Vice president of Sales for Lincoln Logs, Ltd. at which time he resigned that position. Mr. Patlin has been Vice President and Treasurer of Patlin Enterprises Inc. a distributor of home maintenance products, for more than the past five years. Mr. Patlin was appointed to a vacant seat on the Board of Directors on February 4, 2000.

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

    William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Executive Vice President in September 1999. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. Prior to that position, Mr. Thyne was Vice President, Finance and Chief Financial Officer of Reliable Racing Supply, Inc., a wholesale and retail distributor of specialized ski equipment and mail order catalog retailer of ski equipment and apparel in Glens Falls, New York from July 1995 to August 1996. Prior to that position, Mr. Thyne was Controller and Chief Financial Officer of Lifeworks International, a wholesale distributor of health food, dietary supplements and health education materials in Clifton Park, New York from April 1994 to July 1995. Prior to that position, Mr. Thyne was Controller of Capital Spouts, Inc., a manufacturer of plastic spouts to be used with disposable milk and juice cartons, and the related installation equipment, in Albany, New York from September 1993 to January 1994. Prior to that position, and for more than five years, Mr. Thyne was the Vice President, Finance, Chief Financial Officer and Secretary of Lincoln Logs, Ltd. in Chestertown, New York. Mr. Thyne was appointed to a vacant seat on the Board of Directors on November 30, 1999.

   No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registerd as an investment company under the Investment Company Act of 1940.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financial reporting systems, consists of Mr. Padula. Mr. Padula was joined on that committee by two former directors, Mr. Apple and Ms. Considine(Mr. Apple resigned as a director in December 1997; Ms. Considine resigned as a director in January 1998). The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Padula, Ray and Shepherd. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Ray and Shepherd. The Company does not have a standing nominating committee or any committee performing a similar function.


                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below oposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd 1  54   Chairman of the Board; President and Chief Executive
                         Officer; Treasurer

William J. Thyne 2  50   Chief Financial Officer; Secretary
-----------------------------------------------------------------------------
1 Mr. Shepherd was elected to these current positions by the Board of Directors effective December 1997 to serve in these capacities until the next Annual Meeting of Shareholders. In May 1997, the Board of Directors created The
Office of Chief Executive to replace the position of Chief Executive Officer. Messrs. Apple(a former director), Farr, Padula and Shepherd were elected by the Board of Directors to fill The Office of Chief Executive, to serve until the next Annual Meeting of Shareholders, at which time they would be nominated to serve in that capacity for the upcoming year. Mr. Farr resigned from The Office of Chief Executive in July 1997. Mr. Apple resigned from the Board of Directors in December 1997. Mr. Padula resigned from The Office of Chief Executive in December 1997.

2 Mr. Thyne was elected to the position of Chief Financial Officer and Secretary by the Board of Directors effective January 13, 1998, to serve in these capacities until the next Annual Meeting of Shareholders. Mr. Thyne was elected to the additional position of Executive Vice president by the Board of Directors effective September 17, 1999, to serve in this additional capacity until the next Annual Meeting of Shareholders.

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer and Treasurer since his election to those offices in December 1997. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, since June 1992 and a private investor since May 1991.
Mr. Shepherd was Co-chairman and Treasurer of Aquatherm Products Corporation, a manufacturer and distributor of health care products for home and institutional use in Rahway, New Jersey, from January 1986 to May 1991.
Since January 1987 until his election to his present offices with the Company Mr. Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997 a member of the Company's Office of the Chief Executive.

   William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Executive Vice President in September 1999. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. Prior to that position, Mr. Thyne was Vice President, Finance and Chief Financial Officer of Reliable Racing Supply, Inc., a wholesale and retail distributor of specialized ski equipment and mail order catalog retailer of ski equipment and apparel in Glens Falls, New York from July 1995 to August 1996. Prior to that position, Mr. Thyne was Controller and Chief Financial Officer of Lifeworks International, a wholesale distributor of health food, dietary supplements and health education materials in Clifton Park, New York from April 1994 to July 1995. Prior to that position, Mr. Thyne was Controller of Capital Spouts, Inc., a manufacturer of plastic spouts to be used with disposable milk and juice cartons, and the related installation equipment, in Albany, New York from September 1993 to January 1994. Prior to that position, and for more than five years, Mr. Thyne was the Vice President, Finance, Chief Financial Officer and Secretary of Lincoln Logs, Ltd. in Chestertown, New York.


ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2000, January 31, 1999 and January 31, 1998.





                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                           Long-term Compensation
             Annual Compensation                  Awards
             ------------------            ----------------------

     (a)          (b)     (c)       (d)          (e)          (f)          (g)          (h)          (i)
                                                                                                      All
                                                 Other       Restricted                              Other
Name and                                         Annual      Stock         Options/     LTIP         Compen-
Principle         Year    Salary    Bonus      Compensation  Award(s)      SAR's        Payout       Sation
Position                   ($)       ($)           ($)        ($)            (#)          ($)          ($)
---------------------------------------------------------------------------------------------------------------
John D. Shepherd, 2000 78,000.00    0.00          5,000.00(3) 0.00                0      0.00         7,501.00 (5)
Chief Executive   1999 78,000.00    0.00          5,000.00(3) 0.00                0      0.00         3,943.00 (2)
Officer (1)(6)    1998      0.00    0.00          5,000.00(3) 0.00                0      0.00         9,300.00 (4)
Leslie M. Apple,  2000      0.00    0.00              0.00    0.00                0      0.00             0.00
Office of Chief   1999      0.00    0.00              0.00    0.00                0      0.00             0.00
Executive (6)     1998      0.00    0.00          3,750.00(3) 0.00                0      0.00         9,750.00 (7)
Samuel J. Padula, 2000      0.00    0.00          5,000.00(3) 0.00                0      0.00             0.00
Office of Chief   1999      0.00    0.00          5,000.00(3) 0.00                0      0.00             0.00
Executive (6)     1998      0.00    0.00          5,000.00(3) 0.00                0      0.00         9,750.00 (7)
Richard C. Farr,  2000      0.00    0.00          5,000.00(3) 0.00                0      0.00             0.00
Former Chief      1999      0.00    0.00          5,000.00(3) 0.00                0      0.00             0.00
Executive         1998      0.00    0.00         48,750.00(9) 0.00                0      0.00        31,804.00 (10)
Officer (6)(8)

------------------------------
(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Shepherd was a member of the Office of Chief Executive. Prior to May 1997, and since June 1982, Mr. Shepherd has been a director of the Company.
(2) This amount consists of $2,500 paid for directors' meetings fees, $243 paid for term life insurance and $1,200 paid for interest on an amount advanced to the Company.
(3) These amounts represent an annual salary of $5,000 paid to the directors of the Company. Mr. Apple, who resigned from the Company in December 1997, was paid the pro rata amount of $3,750.
(4) This amount consists of $7,500 paid for directors' meetings fees and $1,800 for interest paid on an amount advanced to the Company.
(5) This amount consists of $7,500 paid for directors' meeting fees, $3,480 of matching funds contributed to the Company's 401(k) Plan and $271 paid for term life insurance.

(6) In May 1997, the Company's board of directors established the Office of Chief Executive. Its members consisted of Leslie M. Apple, Richard C. Farr, Samuel J. Padula and John D. Shepherd, then current directors of the Company. The Office of Chief Executive terminated in December 1997, with the election of John D. Shepherd as Chief Executive Officer.
(7)  These amounts represent $9,750 paid for directors' meetings fees.
(8) Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a member of the Office of Chief Executive. Mr. Farr resigned from his positions woth the Company, except that of Director, on July 8, 1997.
(9) This amount consists of an annual salary of $5,000 paid to directors and $43,750 paid to Mr. Farr for executive services.
(10) This amount consists of $7,500 paid for directors' meetings fees, $9,942 for interest paid on advances made to the Company, and $14,362, which represents the value attributed to personal use of Company automobiles.







Employee Savings Plan

   The Company maintains a defined contribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Thirty-nine of the Company's employees are currently eligible to participate in the Plan, twenty-eight of whom have elected to participate. Employees participating in the Plan may elect to defer compensation up to a maximum permitted by the Internal Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $10,500 for the 2000 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment.

   During the fiscal years ended January 31, 2000, 1999 and 1998, $112,213, $120,314 and $4,395, respectively, were paid to employees of the Company upon their separation from service to the Company pursuant to the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and the percentage of the shares of the Company's outstanding Ccommon Stock owned by each such person.
                          Number of Shares              Percent of Out-
                          of common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 25, 2000          as of April 25, 2000
-------------------       ----------------------        ----------------------
Richard C. Farr               1,423,302 (1)                    14.6%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              5,001,961 (2)                    51.3%
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (ii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (2) Excludes (i) 250,000 shares of the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife,which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (vii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunik, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 25,000 shares subject to warrants owned by Mr. Jason Tunik which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership.

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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficialy Owned          Beneficially Owned
Name                    as of April 25, 2000       as of April 25, 2000
---------------         ----------------------     ----------------------
Richard C. Farr           1,423,302 (4)                   14.6%
Samuel J. Padula             35,140 (1)(2)                  .4%
Reginald W. Ray, Jr.        208,802 (1)(3)                 2.1%
John D. Shepherd          5,001,961 (5)                   51.3%
William J. Thyne            221,085 (6)                    2.3%
David Patton                 34,400 (7)                     .3%
Steven Patlin                85,100 (8)                     .9%
Jeffry LaPell                30,400                         .3%
All officers and
directors as a group
(8 persons)               7,040,190 (9)                   72.2%

  (1) Includes 30,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 2,100 shares owned jointly by Mr. Padula with his wife, Mrs. Eleanor Padula, with whom Mr. Padula shares voting and investment power, and excludes (ii) 263,603 shares held by Mrs. Padula as to which Mr. Padula disclaims beneficial ownership, and (iii)75,000 shares subject to warrants owned by Mrs. Padula which are exercisable within 60 days as to which Mr. Padula disclaims beneficial ownership.

  (3) Excludes 12,702 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (iii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (5) Excludes (i) 250,000 shares of the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife,which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership, (vi) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (vii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunik, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 25,000 shares subject to warrants owned by Mr. Jason Tunik which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership.


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

  (7) Includes 4,000 shares subject to options which are exercisable within 60 days.

  (8) Includes (i) 10,000 shares subject to options which are exercisable within 60 days, (ii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures, owned jointly with his wife, Leslie Patlin, which are convertible within 60 days, and
       (111) 25,000 shares subject to warrants which are exercisable within 60 days.

  (9) Includes (i) 159,000 shares subject to options which are exercisable within 60 days, (ii) 150,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 387,500 shares subject to warrants which are exercisable within 60 days.

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Description of certain transactions and agreements to which the Company and certain officers and directors of the Company are parties are set forth below.

   During the fiscal years ended January 31, 2000 and 1999, the following transcations with officers, directors and shareholders occurred:

  During March and April 1998, John D. Shepherd(3) and William J. Thyne(3) purchased $210,000(3) and $20,000(3), respectively, Series B Convertible Subordinated Debentures (the "B Debentures") at 100% par value. In May
1998, Mr. Shepherd purchased $30,000 of B Debentures held by Samuel J. Padula.

  On April 20, 1998, John D. Shepherd converted $275,000 of B Debentures into 1,375,000 shares of the Company's common stock. On that date, Mr. Shepherd also exercised warrants related to his B Debentures and purchased 687,500 shares of the Company's common stock for $.375 per share, or a total of $257,812.

  On June 30, 1998 Reginald W. Ray, Jr., a director, converted $25,000 of
A Debentures held by him into 125,000 shares of the Company's common stock.

  In June 1998, John D. Shepherd purchased $15,000 of A Debentures held by a former director of the Company. On June 30, 1998, Mr. Shepherd converted the $15,000 of A Debentures into 75,000 shares of the Company's common stock.

 In February 1999, John D. Shepherd purchased $300,000(3) of Series C Convertible Subordinated Debentures (the "C Debentures") at 100% par value.

  In April 1999, William J. Thyne purchased $10,000 of B Debentures at
100% par value.
--------------------------------------------------
(3) Includes debentures held by family members of the named officer/director/ shareholder.

  On July 29, 1999, John D. Shepherd converted $30,000 of B Debentures into 150,000 shares of the Company's common stock and $250,000 of C Debentures into 1,562,500 shares of the Company's common stock.

  On December 27, 1999 the Company repaid Mr. Richard C. Farr $125,000 for the B Debenture held by him. On January 21, 2000 the Company paid $9,860 to Mr. Farr, which represented all accrued interest related to the B Debenture repaid to him on December 27, 1999.

  On December 31, 1999 the Company sold an automobile with a book value of $5,660 to Mr. Richard C. Farr for $18,042.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

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

4.4 Form of SERIES C CONVERTIBLE SUBORDINATED DEBENTURE files as Exhibit 4.4 to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 28, 1999 and amended on June 7, 1999 and incorporated herein by referrence.

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

* 21.  List of Subsidiaries.

27.  Financial Data Schedule
     (For electronic filing purposes only)
-----------------------
* Filed herewith.



     (b)  Reports on Form 8-K.

          On January 19, 2000 the Company filed a report under Item 4 on Form 8-K (appointing new independent accountants).

          There were no other reports on Form 8-K filed by the Company during the quarter ended January 31, 2000, or through and including the date of this filing.

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

                           Dated:  April 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
       /s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
       and Chief Executive Officer
       and Treasurer
      Dated: April 28, 2000

(ii)  Principal Financial Officer:
       /s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Executive Vice President,
      Chief Financial Officer and Secretary
      Dated:  April 28, 2000



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:

      /s/ Richard C. Farr                     April 20, 2000
      ------------------------
      Richard C. Farr

       /s/ Samuel J. Padula                   April 18, 2000
      ------------------------
      Samuel J. Padula

       /s/ Reginald W. Ray, Jr.               April 21, 2000
      ------------------------
      Reginald W. Ray, Jr.

       /s/ John D. Shepherd                   April 28, 2000
      ------------------------
      John D. Shepherd

       /s/ William J. Thyne                   April 28, 2000
      -----------------------
      William J. Thyne

       /s/ Steve Patlin                       April 20, 2000
      ------------------------
      Steven Patlin