Form 10QSB
period 2000-04-30
LINCOLN LOGS LTD
filed 2000-06-14
CIK 717422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
		                 Washington, D. C.   20549


                   		   	FORM 10-QSB

         		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
       		         OF THE SECURITIES EXCHANGE ACT OF 1934


                  	For the quarterly period ended April 30, 2000

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      	Class				          Outstanding at June 12, 2000
	Common Stock,  $  .01 par value 	           7,255,059





		    	LINCOLN LOGS LTD. AND SUBSIDIARIES




    			     INDEX

				                           	Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

            Consolidated balance sheets as of
              April 30, 2000 and January 31, 2000          3 - 4

            Consolidated statements of operations
              for the three months ended
              April 30, 2000 and 1999                      5

            Consolidated statements of changes in
              stockholders' equity for the three months
              ended April 30, 2000 and the twelve months
              ended January 31, 2000                       6

            Consolidated statements of cah flows
              for the three months ended
              April 30, 2000 and 1999                      7

            Notes to consolidated financial statements     8 - 11


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OR PLAN OF OPERATION                    12 - 14


PART II.    OTHER INFORMATION                              15


SIGNATURES                                                 15





                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        APRIL 30, 2000 AND JANUARY 31, 2000

                                     ASSETS
                                     ------


                                             April 30,    January 31,
                                              2 0 0 0       2 0 0 0
                                            (Unaudited)    (Audited)
                                            ------------  ------------

CURRENT ASSETS:
   Cash and cash equivelants                 $  297,978    $  356,306
   Trade accounts receivable, net of $1,963
     allowance for doubtful accounts            207,845       150,398
   Inventories (principally raw materials)    1,107,438       845,174
   Prepaid expenses and other current
     assets                                     525,440       428,350
   Prepaid income taxes                             469           ---
   Note receivable                               44,624           ---
   Mortgage receivable                            2,457         1,922
                                              ----------    ----------
       Total current assets                    2,186,251     1,782,150
                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                          784,800       784,800
   Buildings and improvements                  2,430,110     2,357,822
   Machinery and equipment                       641,201       637,970
   Furniture and fixtures                      1,424,597     1,420,446
   Transportation equipment                      154,602       154,602
                                              ----------    ----------
                                               5,435,310     5,355,640
   Less:   accumulated depreciation           (3,528,373)   (3,491,173)
                                              ----------    ----------
       Total property, plant and
          equipment - net                      1,906,937     1,864,467
                                              ----------    ----------

OTHER ASSETS:
   Mortgage receivable                            68,544        69,553
   Assets held for resale                         27,314        27,314
   Cash surrender value of life insurance         96,390        96,390
   Deposits and other assets                      44,619           933
   Intangible assets, net of amortization            ---         1,850
                                               ----------    ----------
       Total other assets                        236,867       196,040
                                               ----------    ----------

TOTAL ASSETS                                  $4,330,055    $3,842,657
                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                                      ( continued )

                    				-  3  -




                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        APRIL 30, 2000 AND JANUARY 31, 2000

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 April 30,      January 31,
                                                  2 0 0 0         2 0 0 0
                                                (Unaudited)      (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt        $    5,695      $    5,706
  Trade accounts payable                           671,251         558,800
  Customer deposits                              1,858,762       1,276,963
  Accrued payroll, related taxes and
    withholdings                                    64,951          64,508
  Accrued income taxes                                 --            7,700
  Due to related parties                           197,990         221,449
  Accrued expenses                                 702,891         538,266
                                                ----------        ----------
     Total current liabilities                   3,501,540        2,673,392

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               200,000          200,000
     Others                                         20,000           20,000
  Other                                             14,083           15,559
Other long-term liability                           96,390           96,390
                                                -----------      ----------
    Total liabilities                            3,832,013        3,005,341
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      7,759,299                                      77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (4,376,670)     (4,037,396)
                                                 -----------      ----------
                                                  1,382,477       1,721,751
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                     498,042         837,316
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $4,330,055      $3,842,657
                                               =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               April 30,
                                          -------------------
                                          2 0 0 0    1 9 9 9
                                         ---------   --------
NET SALES                                $1,672,691  $1,050,489

COST OF SALES                             1,027,138     702,669
                                         ----------  ----------
GROSS PROFIT                                645,553     347,820
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               233,398     164,495
  Selling, general and administrative       760,451     612,249
                                         ----------  ----------
   Total operating expenses                 993,849     776,744
                                         ----------  ----------
(LOSS) FROM OPERATIONS                     (348,296)   (428,924)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             6,017       7,147
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                               ---    (  3,733)
    All other                               (14,843)   ( 20,566)
                                          ----------  ----------
     Total interest expense                 (14,843)   ( 24,299)
                                          ----------  ----------
  Other                                      17,848      17,369
                                          ----------  ----------
   Total other income (expense) - net         9,022         217
                                          ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (339,274)   (428,707)

INCOME TAXES                                    ---         ---
                                          ----------  ----------
NET (LOSS)                                $(339,274)  $(428,707)
                                          ==========  ==========

PER SHARE DATA :
  Basic and diluted (loss) per share         $(.05)      $(.08)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                      			-  5  -

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED APRIL 30, 2000 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2000

                                                                                                                          Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury            equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1999            6,046,299     $  60,463     $5,418,104     $(4,848,565)     $(  884,435)     $(   254,433)

Common stock issued upon exercise
  of stock options                           500             5             75             ---              ---                80

Debt converted to commom stock         1,712,500         17,125        262,875            ---              ---             280,000

Amount assigned to subordinated debenture
   warrants                                   ---           ---            500            ---              ---                 500

Net income - 2000                             ---           ---            ---        811,169              ---             811,169
                                       ----------     ----------     ----------     ----------     -------------       ------------
Balance at January 31, 2000            7,759,299     $   77,593     $5,681,554     $(4,037,396)    $(  884,435)     $      837,316

Net(loss)-3 months ended April 30, 2000      ---            ---            ---      (  339,274)            ---            (339,274)
                                        ----------     -----------   ----------     ------------     ----------        -------------
Balance at April 30, 2000              7,759,299     $   77,593     $5,681,554     $(4,376,670)   $(  884,435)      $      498,042
                                       ==========    ============   ===========     ============   =============     ==============

See accompanying notes to consolidated financial statements.


                                  						-  6  -

                            LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                       (UNAUDITED)
      	                                 Three Months Ended
                                                  April 30,
                                          ----------------------------
                                           2 0 0 0          1 9 9 9
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss)                              $ (339,274)    $ (428,707)
  Adjustments to reconcile net (loss) to
    net cash provided (used) by operating
    activities:
     Depreciation and amortization            39,050         37,850
     Amortization of amounts assigned to
      beneficial conversion feature
      and warrants                               ---          3,733
     Changes in operating assets and liabilities:
      (Increase)decrease in trade
        accounts receivable                  ( 57,447)       213,028
      (Increase) in inventories              (262,264)      (429,617)
      (Increase) in prepaid expenses and
        other current assets                 ( 97,559)      (172,838)
      (Increase) in deposits and
        other assets                         ( 43,686)           ---
       Increase (decrease) in trade
        accounts payable                      112,451       ( 50,288)
      Increase in customer deposits           581,799        837,651
      Increase (decrease) in accrued expenses
        and other current liabilities         165,068       ( 38,612)
      (Decrease) in due to related parties   ( 23,459)      (  1,503)
      (Decrease) in accrued income taxes     (  7,700)      (  1,050)
                                             ---------      ----------
  Net cash provided (used) by
   operating activities                        66,979       ( 30,353)
                                             ---------      ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment ( 79,670)      ( 27,901)
  Issuance of note receivable                ( 50,000)           ---
  Payments on note receivable                   5,376            ---
  Payments on mortgage receivable                 474            445
                                             ---------      ----------
  Net cash (used) by investing activities    (123,820)      ( 27,456)
                                             ---------      ----------
FINANCING ACTIVITIES:
   Proceeds from issuance of Debentures           ---         310,000
   Net increaase in cash surrender value
      of insurance policy                         ---             304
   Repayments of notes payable                    ---       (  47,096)
   Repayment of loan against cash surrender
     value of life insurance policy
     and acrued interest                          ---       (  13,323)
   Repayments of long-term debt              (   1,487)     ( 201,618)
                                            -----------     -----------
  Net cash (used) provided by financing
     activities                              (   1,487)        48,267
                                            -----------     -----------
Net (decrease) in cash and
     cash equivelants                        (  58,328)     (   9,542)

Cash and cash equivelants at
     beginning of period                       356,306        223,521
                                            -----------     -----------
Cash and cash equivelants at
     end of period                           $ 297,978      $ 213,979
                                            ===========     ==========

See accompanying notes to consolidated financial statements.
                  			-  7  -

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 30, 2000 AND 1999

(1)  BASIS OF PRESENTATION

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

  The results of operations for the three-month periods ended April 30, 2000 and 1999 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
January 31, 2000.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 7,255,059 and 5,292,059 for the three-month periods ended April 30, 2000 and April 30, 1999, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the three months ended April 30, 2000 and 1999.

(4)  INDEBTEDNESS

   Through January 31, 1998, the Company had authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A" Debentures), and authorized $600,000 and issued $340,000 of Series B Convertible Subordinated Debentures (the "B" Debentures). An additional $250,000 of B Debentures were issued during the first quarter of fiscal 1999. The remaining $10,000 of B Debentures were issued during the first quarter of fiscal 2000. In February 1999, the Company authorized and issued $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures") (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The A Debentures were due on June 30, 1998, and the B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002. In February 1999, $200,000 of A Debentures outstanding were repaid, including interest through the date of repayment, with the proceeds of the C Debentures.

   The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375 on the commitment date. The total number of shares of common stock originally subject to warrants was 1,500,000, fifty (50%) percent of the number of shares subject to conversion. As of April 30, 2000 and January 31, 2000, there were 812,500 warrants outstanding, respectively.
The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company, which are located in Chestertown, New York and Auburn, California.

   As discussed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $250,000 agreed to extend the maturity date to May 15, 2001. $125,000 of B Debentures were repaid during fiscal year 2000.

   During fiscal 1999, the Company engaged an independent investment banker to evaluate the total fair value of the components of the B Debentures. Based on the report issued, the Company assigned a value of two cents
($.02) to each warrant to purchase one share of common stock, or a total of $30,000. This amount was recorded as a debt discount and as an increase to additional paid-in capital. This amount was amortized to interest expense over the original life of the B Debentures. Total amortization related to to the warrants was $-0- and $3,733 for the three month periods ended April 30, 2000 and April 30, 1999, respectively.

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


(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2000, cash was paid in the amounts of $15,681 for interest and $8,169 for income taxes. During the three months ended April 30, 1999, cash was paid in the amounts of $27,371 for interest and $1,050 for income taxes.

Non-cash investing and financing activity:

   During the first quarter ended April 30, 2000, there were no non-cash investing and financing activities.

   During the first quarters ended April 30, 1999, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

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


(6)  CONTINGENCIES AND SUBSEQUENT EVENTS

   In March 1999, the Company received a Sales/Use Tax Assessment Summary from the Commonwealth of Massachusetts Department of Revenue (the "State") which indicated that the State was contemplating an intent to assess the Company for saels/use taxes on log home packages sold into the State during the prior three years. The total potential assessment is approximately $149,000, plus interest ans penalties. The Company does not believe that it was responsible for collecting and remitting sales/use taxes on slaes made into Massachusetts because, among other reasons, it did not have employees in the State nor did it own or rent tangible property there.

   If the Company is unsuccessful in its appeal of the assessment and is required to pay the State sales/use taxes related to sales made into the State in prior years, it intends to attempt to collect sales.use taxes paid from the customers involved because the Company's sales contract requires the customer to pay such taxes if due. However, due to the timing of the sales and other factors, the Company may be unsuccessful in collecting all of the sales/use taxes it pays to the State from the customers. During the fourth quarter of fiscal year ended January 31, 1999 and throughout the fiscal year ended January 31, 2000 the Company accrued estimated costs to resolve this matter.

   In May 2000 the State conducted and completed a field audit related to this matter. On June 5, 2000 the State formally notified the Company of the State's issuance of a Notice Of Intent to Assess. Consequently, the Company accrued an additional $43,000 in the quarter ended April 30, 2000. Total costs accrued to date are $149,000. Further, since the Company's sales contract requires the customer to pay such taxes if due the Company has recorded a receivable in the amont of $43,000 in the non-current category of Other Assets at April 30, 2000. This amount represents the estimated amount the Company believes it will be able to recover from its Massachusetts customers. The Company intends to vigorously pursue collection efforts from the customers involved should its appeal of the assessment be unsuccessful.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                 PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended April 30, 2000 vs. April 30, 1999

   Net sales were $1,672,691 for the three months ended April 30, 2000 as compared to $1,050,489 in the same period in 1999, an increase of $622,202, or 59% When compared with the previous year, there was a 17% increase in the number of units shipped, and the average sales value per unit shipped increased 53%. The increase in sales value per unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the smae period of the previous year. The increase in units shipped was due to an increase in the number of customer contracts signed during the previous fiscal year and favorable spring weather conditions.

   Gross profit amounted to $645,553, or 39% of net sales for the three months ended April 30, 2000 as compared to $347,820, or 33% for the same period in 1999. Gross profit increased for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999 due to a slight decrease in sales discounts allowed ans a decrease in mahufacturing overhead expenses, which include delivery costs, as a percentage of net sales. Discounts allowed were lower during the three months ended April 30, 2000 due to an effort to be less reliant on sales discounting in the sales process. Manufacturing overhead costs decreased as a percentage of net sales because the Company did not significantly increase its manufacturing overhead expenses to produce the increased number of units shipped during the three months ended April 30, 2000, and delivery costs were lower due to a predominance of short-distance deliveries when compared to the previous year.

   Total operating expenses of $993,849, or 59% of net sales, increased $217,105 from the previous year's amount of $776,744, or 74% of net sales.
The overall increase in total operating expenses was 28%. Sales commissions were $233,398 for the three months ended April 30, 2000 and $164,495 for the three months ended April 30, 1999. Commissions were 14% and 16% of sales in 2000 and 1999, respectively. Commissions were lower as a percentage of sales in 2000 compared to 1999 because proportionately fewer sales were made by the Company's independent dealers than the Company's employee salespersons. A higher commission rate is paid to the independent dealers than the employee salesperson. Selling, general and administrative expenses were $760,451 for the three months ended April 30, 2000 compared with $612,249 in the same period in the previous year,an increase of $148,202, or 24%. Selling, general and administrative expenses were 45% and 58% of net sales in 2000 and 1999, respectively. The increase in these expenses was primarily the result of increased spending on advertising,trade show expositions, marketing salaries and professional fees. The Company also incurred expenses for a national dealers convention during the three months ended April 30, 2000 that did not occur during the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both April 30, 2000 and April 30, 1999 of $1,315,289 and $1,944,425, respectively. For the three months ended April 30, 2000 working capital decreased $424,047 as compared to a decrease of $135,449 in the same period in 1999. As of the Company's fiscal year end at January 31, 2000 current liabilities exceeded current assets by $891,242. At April 30, 2000 the Company's backlog of undelivered contracts was approximately $13,921,000. Cash was primarily used during the three-month period ended April 30, 2000 to purchase inventory, to pay for prepaid expenses, to continue to construct a new sales model, acquire equipment, and to issue a note receivable. Cash was primarily provided through the receipt of customer deposits an increase in accounts payable and an increase in accrued expenses.

  For the three months ended April 30, 2000, the Company's operations were a net provider of cash in the amount of $66,979. Comparatively, the Company's operations were a net user of cash in the amount of $30,353 for the three months ended April 30, 1999. Overall, the Company experienced a net decrease in its cash position of $58,328 during the three months ended April 30, 2000 as compared to a net decrease in its cash position of $9,542 during the three months ended April 30, 1999.

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 2000 of $339,274. As of April 30, 2000, current liabilities exceeded current assets by $1,315,289. However, the Company had a net stockholders' equity of $498,042 at April 30, 2000. The Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payment terms to the Company to supportthe Company's operations during the past fiscal year. While the Company's results from operations improved during the past two fiscal years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Statement ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in
June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In
June 1999, FASB issued Statement of Financial Accounting Standards ("SFAS")
No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferfal of the Efective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 to fiscal years beginning June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

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

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
		   None

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders
	         None

Item 5.   Other Information
		   None

Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibit Index
                 Exhibit 27, Financial Data Schedule
             b.  Reports on form 8-K
                 None



					SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President, Chief
						Executive Officer and Treasurer

						June 13, 2000

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President
                                    Chief Financial Officer and Secretary

						June 13, 2000