Form 10QSB
period 2000-07-31
LINCOLN LOGS LTD
filed 2000-11-13
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES ACT OF 1934


                  For the quarterly period ended July 31, 2000

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

           Class                          Outstanding at November 8, 2000
  Common Stock,  $ .01 par value                 7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             July 31, 2000 and January 31, 2000                 3 - 4

	     	Consolidated statements of operations
             for the six months ended July 31, 2000 and 1999    5

     		Consolidated statements of operations
             for the three months ended July 31, 2000 and 1999  6

            Consolidated statements of changes in stockholders'
             equity for the six months ended July 31, 2000
             and the twelve months ended January 31, 2000       7

     		Consolidated statements of cash flows
             for the six months ended July 31, 2000 and 1999    8

            Notes to consolidated financial statements          9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                           14 - 16


PART II.  OTHER INFORMATION                                     17


SIGNATURES                                                      18








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2000 AND JANUARY 31, 2000

                                ASSETS
                                                July 31,        January 31,
                                                2 0 0 0          2 0 0 0
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  683,915       $  356,306
  Trade accounts receivable, net of $1,963
     allowance for doubtful accounts              226,618          150,398
  Inventories (principally raw materials)         963,321          845,174
  Prepaid expenses and other current assets       500,732          428,350
  Prepaid income taxes                                885              ---
  Note receivable                                   7,338              ---
  Mortgage receivable                               2,334            1,922
                                               ----------       ----------
     Total current assets                       2,385,143        1,782,150
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            784,800          784,800
  Buildings and improvements                    2,461,686        2,357,822
  Machinery and equipment                         689,024          637,970
  Furniture and fixtures                        1,447,747        1,420,446
  Transportation equipment                        149,277          154,602
                                               -----------       ---------
                                                5,532,534        5,355,640
  Less: accumulated depreciation               (3,541,138)      (3,491,173)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          1,991,396        1,864,467
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              68,030           69,553
  Assets held for resale                           27,314           27,314
  Cash surrender value of life insurance           96,390           96,390
  Deposits and other assets                        44,619              933
  Intangible assets, net of amortization              ---            1,850
                                                ---------        ---------
     Total other assets                           236,353          196,040
                                                ---------        ---------
TOTAL ASSETS                                   $4,612,892       $3,842,657
                                               ==========       ==========

                                       ( continued )

            					-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 2000 AND JANUARY 31, 2000

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  July 31,      January 31,
                                                  2 0 0 0        2 0 0 0
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  150,000      $      ---
    Others                                          32,568           5,706
  Trade accounts payable                           631,233         558,800
  Customer deposits                              1,659,371       1,276,963
  Accrued payroll, related taxes and
    withholdings                                    63,380          64,508
  Accrued income taxes                              10,844           7,700
  Due to related parties                           144,689         221,449
  Accrued expenses                                 798,439         538,266
                                                ----------        ----------
     Total current liabilities                   3,490,524        2,673,392

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                50,000          200,000
     Others                                            ---           20.000
  Other                                             48,012           15,559
Other long-term liability                           96,390           96,390
                                                -----------      ----------
    Total liabilities                            3,684,926        3,005,341
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299            77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (3,946,746)     (4,037,396)
                                                 -----------      ----------
                                                  1,812,401       1,721,751
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                     927,966         837,316
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,612,892      $3,842,657
                                                ============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                  (UNAUDITED)
<CAPTION)
                                            Six Months Ended
                                               July 31,
                                          -------------------
                                          2 0 0 0    1 9 9 9
                                         ---------   --------
NET SALES                                $5,606,947  $5,542,248

COST OF SALES                             3,274,069   3,141,001
                                         ----------  ----------
GROSS PROFIT                              2,332,878   2,401,247
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               751,488     811,771
  Selling, general and administrative     1,504,441   1,376,621
                                         ----------  ----------
   Total operating expenses               2,255,929   2,188,392
                                         ----------  ----------
INCOME FROM OPERATIONS                       76,949     212,855
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            13,711      15,793
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                               ---    (  4,547)
    All other                              ( 27,636)   ( 46,062)
                                          ----------  ----------
     Total interest expense                ( 27,636)   ( 50,609)
                                          ----------  ----------
  Other                                      38,054      25,494
                                          ----------  ----------
   Total other income (expense) - net        24,129    (  9,322)
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                  101,078     203,533

INCOME TAXES                                 10,428         ---
                                          ----------  ----------
NET INCOME                                $  90,650   $ 203,533
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings per share                    $.01       $.04
                                          ==========  ==========
  Diluted earnings per shsre                  $.01       $.03
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


                    			-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               July 31,
                                          -------------------
                                          2 0 0 0    1 9 9 9
                                         ---------   --------
NET SALES                                $3,934,256  $4,491,759

COST OF SALES                             2,246,931   2,438,333
                                         ----------  ----------
GROSS PROFIT                              1,687,325   2,053,426
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               518,090     647,276
  Selling, general and administrative       743,990     764,372
                                         ----------  ----------
   Total operating expenses               1,262,080   1,411,648
                                         ----------  ----------
INCOME FROM OPERATIONS                      425,245     641,778
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             7,694       8,646
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                               ---     (   814)
    All other                               (12,793)    (25,496)
                                          ----------  ----------
     Total interest expense                 (12,793)    (26,310)
                                          ----------  ----------
  Other                                      20,206       8,125
                                          ----------  ----------
   Total other income (expense) - net        15,107     ( 9,539)
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                  440,352     632,239

INCOME TAXES                                 10,428        ---
                                          ----------  ----------
NET INCOME                                $ 429,924   $ 632,239
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings per share                  $.06         $.11
                                          ==========  ==========

  Diluted earnings per share                $.05         $.09
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


               			-  6  -

           	            LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JULY 31, 2000 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2000

                                                                                                                          Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury            equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1999            6,046,299     $  60,463     $5,418,104     $(4,848,565)     $(  884,435)     $(   254,433)

Common stock issued upon exercise
  of stock options                           500             5             75             ---              ---                80

Debt converted to commom stock         1,712,500         17,125        262,875            ---              ---             280,000

Amount assigned to subordinated debenture
   warrants                                   ---           ---            500            ---              ---                 500

Net income - 2000                             ---           ---            ---        811,169              ---             811,169
                                       ----------     ----------     ----------     ----------     -------------       ------------
Balance at January 31, 2000            7,759,299     $   77,593     $5,681,554     $(4,037,396)    $(  884,435)     $      837,316

Net income-6 months ended July 31, 2000      ---            ---            ---          90,650            ---               90,650
                                       ----------     -----------   ----------     ------------      ----------       -------------
Balance at July 31, 2000               7,759,299     $   77,593     $5,681,554     $(3,946,746)   $(   884,435)      $     927,966
                                       ==========    ============   ===========     ============   =============     ==============

See accompanying notes to consolidated financial statements.


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                (UNAUDITED)
                                               Six Months Ended
                                                  July 31,
                                          ----------------------------
                                           2 0 0 0          1 9 9 9
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net income                              $   90,650     $  203,533
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization            58,140         75,700
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                              ---          4,547
  Changes in operating assets and liabilities:
   (Increase) decrease in trade
      accounts receivable                   ( 76,220)        101,770
   (Increase) in inventories                (118,147)       ( 78,549)
   (Increase) in prepaid expenses
      and other current assets              ( 72,382)       ( 83,377)
   (Increase) in prepaid income taxes       (    885)            ---
   (Increase) decrease in deposits
      and other assets                      ( 43,686)            547
   Increase (decrease)in trade
      accounts payable                        72,433        (207,320)
   Increase in customer deposits             382,408         667,507
   Increase in accrued expenses
      and other current liabilities          259,045          17,487
   (Decrease) increase in due to
      related parties                       ( 76,760)         55,914
   Increase (decrease) in accrued
      income taxes                             3,144        (  1,050)
                                           ----------      ----------
Net cash provided by
  operating activities                       477,740         756,709
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                        (140,519)       ( 86,152)
   Issuance of note receivable              ( 50,000)            ---
   Repayments on note receivable              42,662             ---
   Payments received on mortgage receivable    1,111             747
                                           ----------      ----------
   Net cash (used) by investing activities  (146,746)       ( 85,405)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debentures           ---          310,000
  Repayments of notes payable                    ---         (125,435)
  Net increase in cash surrender value of
     insurance policy                            ---              304
  Repayment of loan against cash surrender
     value of life insurance policy and
     accrued interest                            ---         ( 83,574)
  Repayments of long-term debt              (  3,385)        (203,964)
                                           ----------       ----------
   Net cash (used) by financing
     activities                             (  3,385)        (102,669)
                                           ----------       ----------
Net increase in cash and cash equivalents    327,609          568,635

Cash and cash equivalents at
   beginning of period                       356,306          223,521
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $683,915         $792,156
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                 				-  8  -

                    	    LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	  JULY 31, 2000 AND 1999

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month periods and three-month periods ended July 31, 2000 and 1999 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.

(2)  EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings per share was 7,255,059 and 5,560,982 for the six-month periods ended July 31, 2000 and 1999, respectively, and 7,255,059 and 5,579,287 for the three-month periods ended July 31, 2000 and 1999, respectively.

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

   The numerator in the calculation of diluted earnings per share for the six-month periods ended July 31, 2000 and 1999 was determined as follows:
                                                       2000       1999
                                                       -----      -----
  Net income used to calculate basic earnings
     per share                                         $ 90,650  $203,533
  Add back interest expense related to convertible
     debentures                                          13,200    17,747
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      per share                                        $103,850  $221,280
                                                       ========= ========

   The denominator in the calculation of diluted earnings per share for the six-month periods ended July 31, 2000 and 1999 was determined as follows:

                                                           2000     1999
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings per share                           7,255,059   5,560,982
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                              215,073         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        226,215     174,642
                                                          --------  --------
  Denominator for calculation of diluted earnings
     per share                                          8,858,847   6,898,124
                                                       ==========   =========
  Basic earnings per share                                $ 0.01      $ 0.04
                                                         ========    ========
  Diluted earnings per share                              $ 0.01      $ 0.03
                                                         ========    ========

   There were 812,500 stock purchase warrants outstanding at July 31, 2000 that were not included in the computation of diluted earnings per share for the six-month period ended July 31, 1999 as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2000 and 1999 was determined as follows:
                                                       2000       1999
                                                       -----      -----
  Net income used to calculate basic earnings
     per share                                        $429,924   $632,239
  Add back interest expense related to convertible
     debentures                                          6,600      7,414
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      per share                                       $436,524   $639,653
                                                      =========  =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2000 and 1999 was determined as follows:
                                                           2000     1999
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings per share                           7,255,059   5,579,287
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                              164,228     135,417
  Add shares issuable assuming exercise of outstanding
     stock options                                        216,064     295,600
                                                          --------   --------
  Denominator for calculation of diluted earnings
     per share                                          8,797,851   7,172,804
                                                        ==========  =========

  Basic earnings per share                                $ 0.06      $ 0.11
                                                          ========    =======
  Diluted earnings per share                              $ 0.05      $ 0.09
                                                          =======     =======

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the six months ended July 31, 1999 as the Company had sufficient Net Operating Losses to offset taxable income. During the six months ended July 31, 2000 the Company accrued income tax expense related to federal Alternative Minimum Tax and state income tax in one state. The Company recently began doing business in a new state and does not have any Net Operating Losses attributable to that state to offset apportioned taxable income.

(4)  INDEBTEDNESS

 Through Janaury 31, 1998, the Company had authorized and issued $700,000 of Series A Convertible Subordinated Debentures (the "A Debentures"), and authorized $600,000 and issued $340,000 of Series B Convertible Subordinated Debentures (the "B Debentures"). An additional $250,000 of B Debentures were issued during the first quarter of fiscal 1999. The remaining $10,000 of B Debentures were issued during the first quarter of fiscal 2000. In February 1999, the Company authorized and issued $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures")(all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The
A Debentures were due on June 30, 1998, the B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002. In February 1999, $200,000 of A Debentures outstanding were repaid, including interest through the date of repayment, with the proceeds of the C Debentures.

The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. As of July 31, 2000 and January 31, 2000, there were 812,500 warrants outstanding, respectively. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real estate owned by the Company, which are located in Chestertown, New York and Auburn, California.

   As disclosed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. $125,000 of B Debentures were repaid during fiscal year 2000.

   During fiscal 1999 the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or a total of $30,000. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount was amortized to interest expense over the original life of the B Debentures. Total amortization related to the warrants was $-0- and $814 for the three month periods ended July 31, 2000 and July 31, 1999, respectively. Total amortization related to the warrants was $-0- ans $4,547 for the six month periods ended July 31, 2000 and July 31, 1999, respectively.

   On January 16, 1998, certain shareholdrs who were owners of the A
Deventures exercised their right to convert their holdings into common stock of the Company. The total amount of the A Debentures converted into the common stock of the Company was $450,000. The Company issued
2,250,000 shares of common stock pursuant to the owners election to convert, and paid accrued interest to the shareholders to the date of conversion. On April 20, 1998 a shareholder, officer and director, who owned B Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of B Debentures converted into common stock of the Company was $275,000. This individual also exercised the warrants he held related to the debentures. The Company issued 2,062,500 shares (1,375,000 shares related to the conversion and 687,500 shares related to the warrants) and paid accrued interest to the date of conversion. Further, on June 30, 1998, the maturity date of the A Debentures, holders of $50,000 of A Debentures exercised their right to convert their holdings into common stock of the Company. The Company issued 250,000 shares of common stock pursuant to the owners' election to convert, and paid accrued interest to the date of conversion. Finally, on July 29, 1999, a shareholer, officer and director, who owned B Debentures and C Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of the B Debentures converted into common stock of the Company was $30,000 (carrying amount of $30,000). The face amount of C Debentures converted into common stock of the Company was $250,000. The Company issued 1,712,500 shares (150,000 shares related to the conversion of the B Debentures and 1,562,500 shares related to the conversion of the C Debentures) and paid accrued interest to the date of conversion.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 2000, cash was paid in the amounts of $28,759 for interest and $8,169 for income taxes. During the six months ended July 31, 1999, cash was paid in the amounts of $49,515 for interest and $1,050 for income taxes.

Non-cash investing and financing activity:

     During the six months ended July 31, 2000, the Company entered into a capital lease for certain machinery and equipment in the amount of $42,700.

     During the six months ended July 31, 1999, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

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

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended July 31, 2000 vs. July 31, 1999

   Net sales were $5,606,947 for the six months ended July 31, 2000 as compared to $5,542,248 in the same period in 1999, an increase of $64,699, or 1%. When compared to the previous year, there was a 19% decrease in the number of housing units shipped, and the average sales value per housing unit shipped increased 27%. The increase in sales value per housing unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the same period of the previous year. The decrease in housing units shipped was primarily due to unfavorable weather conditions caused by persistent heavy rain in the eastern United States during the second quarter that precluded many customers from acceptin scheduled deliveries.

   Gross profit amounted to $2,332,878, or 42% of net sales for the six months ended July 31, 2000 as compared to $2,401,247, or 43% for the same period in 1999. The decrease in gross profit percentage was due to higher material costs, labor costs and indirect manufacturing costs. THe increase in material costs was related to rising prices of certain raw materials. The increase in labor and indirect manufacturing costs was due to increased employment, increased design and engineering expenses related to the larger homes being sold and a re-alignment of certain costs, more closely associated with the manufacturing process, to the manufacturing process that previously were designated as administrative expenses.

   Total operating expenses of $2,255,929, or 40% of net sales, increased $67,537 from the previous year's amount of $2,188,392, or 39% of net sales.
The overall increase in total operating expenses was 3%. Sales commissions were $751,488 for the six months ended July 31, 2000 and $811,771 for the six months ended July 31, 1999. Commissions were 13% and 15% of sales in 2000 and 1999, respectively. Selling, general and administrative expenses were $1,504,441 for the six months ended July 31, 2000 compared with $1,376,621 in the same period of the previous year, an increase of $127,820, or 9%. Selling, general and administrative expenses were 27% and 25% of net sales for the six months ended July 31, 2000 and 1999, respectively. The increase in expenses was primarily the result of increased spending on advertising, trade show expositions and marketing salaries. The Company also incurred expenses for a national dealer convention during the six months ended July 31, 2000 that did not occur during the same period of the previous year. Offsetting the aforesaid increases was a decrease in professional service fees and the re-alignment of certain administrative costs to the manufacturing process. Commissions were lower during the same period due to decreased sales volume and a proportionately fewer number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

Three months ended July 31, 2000 vs. July 31, 1999

   Net sales for the three month periods ended July 31, 2000 and 1999 were $3,934,256 and $4,491,759, respectively. Net sales decreased $557,503, or 12% in the three month period ended July 31, 2000 compared to the same period of the previous year. When compared to the same period in the prior fiscal year, there was a 28% decrease in housing units delivered. The average value per housing unit shipped increased by 20%. The decrease in sales during this period was caused by unfavorable weather conditions in the eastern United States that precluded many customers from accepting scheduled deliveries.
The increase in value per housing unit shipped was primarily the result of the shipment of units that were larger and more expensive than those shipped in the same period of the previous year.

   Gross profit was $1,687,325, or 43% of net sales, for the three months ended July 31, 2000 as compared to $2,053,426, or 46% for the same period in 1999. The decrease in gross profit was the result of higher material costs, labor costs and indirect manufacturing costs. The increase in material costs was related to rising prices of certain raw materials. The increase in labor and indirect manufactuirng costs was due to increased employment, increased design and engineering expenses related to the larger homes being sold and a re-alignment of certain costs, more closely associated with the manufacturing process, to the manufacturing process that previously were designated as administrative expenses.

   Total operating expenses of $1,262,080, or 32% of net sales, decreased $149,568 from the previous year's amount of $1,411,648, or 31% of net sales. The overall decrease in total operating expenses was 11%. Sales commissions were $518,090 in the three-month period ended July 31, 2000 and $647,276 in the three-month period ended July 31, 1999. Commissions were 13% and 14% of net sales, respectively. Selling, general and administrative expenses were $743,990 for the three months ended July 31, 2000 compared with $764,372 in the same period of the previous year, a decrease of $20,382, or 3%.
Selling, general and administrative expenses were 19% and 17% of net sales for the three-month period ended July 31, 2000 and 1999, respectively. The decrease in selling, general and administrative costs was the result of a decrease in professional service fees and the re-alignment of certain administrative costs to the manufacturing process. Commissions were lower during the same period due to decreased sales volume and a proportionately fewer number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 2000 and July 31, 1999 of $1,105,381 and $1,402,523, respectively. For the six months ended July 31, 2000 working capital deficiency worsened by $214,139 as compared to an improvement of $406,453 in the same period in 1999. As of the Company's fiscal year end at January 31, 2000 current liabilities exceeded current assets by $891,242. At July 31, 2000 the Company's backlog of undelivered contracts was approximately $13,450,500. During the six-month period ended July 31, 2000, cash was primarily provided by the receipt of customer deposits, repayment of a note receivable and increases in accrued expenses and other current liabilities. Cash was primarily used to purchase inventory, to pay for prepaid expenses, to increase trade accounts receivable, to repay amounts due to related parties, to continue to construct a new sales model, acquire equipment and to issue a note receivable.

   For the six months ended July 31, 2000 and July 31, 1999 the Company's operations were a net provider of cash in the amounts of $477,740 and $756,709, respectively. Overall, the Company experienced a net increase in its cash position of $327,609 during the six months ended July 31, 2000 as compared with an increase in its cash position of $568,635 during the six months ended July 31, 1999.

   As shown in the consolidated financial statements, the Company realized a net profit during the six months ended July 31, 2000 of $90,650. As of July 31, 2000, current liabilities exceeded current assets by $1,105,381. However, the company has net stockholders' equity of $927,966, and in August 2000 the Company accepted a term loan commitment from a commercial bank for financing of the construction of its new sales model home. For the past nine year, the Company has principally rellied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations.
While the Company's results from operations improved during the past two years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.


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

     Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", issued in December 1999 by the Securities and Exchange Commission summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101A , issued in March 2000, and SAB No. 101B, issues in June 2000, both delay the implementation of SAB No. 101. The Company is required to implement SAB No. 101 no later than the fourth fiscal quarter of the current fiscal year. Management haas evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

     Financial Accounting Standards Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25", issued in March 2000 and effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12,2000, clarifies the application of APB Opinion No. 25. and, among other issues, clarifies the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. The Company has applied applicable provisions of FIN 44, which did not have a material effect on the Company's Consolidated Financial Statements.


OTHER MATTERS

YEAR 2000

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

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President, Chief
						Executive Officer and Treasurer

						November 8, 2000

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President
                                    Chief Financial Officer, Principal Financial
						Officer and Secretary

						November 8, 2000