Form 10QSB
period 2000-10-31
LINCOLN LOGS LTD
filed 2000-12-13
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended October 31, 2000

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

           Class                          Outstanding at December 13, 2000
  Common Stock,  $ .01 par value                 7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 2000 and January 31, 2000                 3 - 4

	     	Consolidated statements of operations
             for the nine months ended October 31, 2000 and 1999   5

     		Consolidated statements of operations
             for the three months ended October 31, 2000 and 1999  6

            Consolidated statementS of changes in stockholders'
             equity for the nine months ended
             October 31, 2000 and the twelve months ended
             January 31, 2000                                      7

     		Consolidated statements of cash flows
             for the nine months ended October 31, 2000 and 1999   8

            Notes to consolidated financial statements             9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                              14 - 17


PART II.  OTHER INFORMATION                                        18


SIGNATURES                                                         18








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 2000 AND JANUARY 31, 2000

                                ASSETS
                                               October 31,     January 31,
                                                2 0 0 0          2 0 0 0
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  427,391       $  356,306
  Trade accounts receivable, net of $1,963
     allowance for doubtful accounts               30,245          150,398
  Inventories (principally raw materials)       1,115,740          845,174
  Prepaid expenses and other current assets       577,350          428,350
  Prepaid income taxes                                469              ---
  Mortgage receivable                               2,532            1,922
                                               ----------       ----------
     Total current assets                       2,153,727        1,782,150
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            784,800          784,800
  Buildings and improvements                    2,508,694        2,357,822
  Machinery and equipment                         703,198          637,970
  Furniture and fixtures                        1,455,701        1,420,446
  Transportation equipment                        149,277          154,602
                                               -----------       ---------
                                                5,601,670        5,355,640
  Less: accumulated depreciation               (3,578,338)      (3,491,173)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,023,332        1,864,467
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              67,508           69,553
  Assets held for resale                           27,028           27,314
  Cash surrender value of life insurance           96,390           96,390
  Deposits and other assets                        44,619              933
  Intangible assets, net of amortization              ---            1,850
                                                ---------        ---------
     Total other assets                          235,5454          196,040
                                                ---------        ---------
TOTAL ASSETS                                   $4,412,604       $3,842,657
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        OCTOBER 31, 2000 AND JANUARY 31, 2000

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                October 31,     January 31,
                                                  2 0 0 0        2 0 0 0
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $  150,000      $      ---
    Others                                          32,912           5,706
  Trade accounts payable                           558,423         558,800
  Customer deposits                              1,799,328       1,276,963
  Accrued payroll, related taxes and
    withholdings                                    73,855          64,508
  Accrued income taxes                                 --            7,700
  Due to related parties                           105,848         221,449
  Accrued expenses                                 615,796         538,266
                                                ----------        ----------
     Total current liabilities                   3,336,162        2,673,392

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                50,000          200,000
     Others                                            ---           20.000
  Other                                             44,652           15,559
Other long-term liability                           96,390           96,390
                                                -----------      ----------
    Total liabilities                            3,527,204        3,005,341
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299            77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (3,989,312)     (4,037,396)
                                                 -----------      ----------
                                                  1,769,835       1,721,751
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                     885,400         837,316
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $4,412,604      $3,842,657
                                              ==============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)
<CAPTION)
                                            Nine Months Ended
                                               October 31,
                                          -------------------
                                          2 0 0 0    1 9 9 9
                                         ---------   --------
NET SALES                                $8,253,066  $9,041,956

COST OF SALES                             4,845,417   5,090,065
                                         ----------  ----------
GROSS PROFIT                              3,407,649   3,951,891
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                             1,117,863   1,330,337
  Selling, general and administrative     2,275,103   2,091,757
                                         ----------  ----------
   Total operating expenses               3,392,966   3,422,094
                                         ----------  ----------
INCOME FROM OPERATIONS                       14,683     529,797
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            21,664      23,404
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                               ---    (  4,547)
    All other                              ( 39,775)   ( 54,700)
                                          ----------  ----------
     Total interest expense                ( 39,775)   ( 59,247)
                                          ----------  ----------
  Other                                      61,940      37,126
                                          ----------  ----------
   Total other income (expense) - net        43,829       1,283
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                   58,512     531,080

INCOME TAXES                                 10,428         236
                                          ----------  ----------
NET INCOME                                $  48,084   $ 530,844
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings per share                  $.01        $ .09
                                          ==========  ==========
  Diluted earnings per share                $.01        $ .07
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


             				-  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               October 31,
                                          -------------------
                                          2 0 0 0    1 9 9 9
                                         ---------   --------
NET SALES                                $2,646,119  $3,499,708

COST OF SALES                             1,571,348   1,949,064
                                         ----------  ----------
GROSS PROFIT                              1,074,771   1,550,644
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               366,375     518,566
  Selling, general and administrative       770,662     715,136
                                         ----------  ----------
   Total operating expenses               1,137,037   1,233,702
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS              (62,266)     316,942
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             7,953       7,611
                                         ----------  ----------
  Interest expense:
    Amortization attributable to
     beneficial conversion feature
     and warrants                               ---         ---
    All other                               (12,139)    ( 8,618)
                                          ----------  ----------
     Total interest expense                 (12,139)    ( 8,638)
                                          ----------  ----------
  Other                                      23,886      11,632
                                          ----------  ----------
   Total other income (expense) - net        19,700      10,605
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           (42,566)    327,547

INCOME TAXES                                    ---         236
                                          ----------  ----------
NET INCOME (LOSS)                         $ (42,566)  $ 327,311
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings and loss per share          $(.01)       $.05
                                          ==========  ==========

  Diluted earnings and loss per share        $(.01)       $.04
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


     				       	-  6  -

	                   LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2000

                                                                                                                          Total
                                        Number         Par         Additional                                       stockholders'
                                          of          value          paid-in     (Accumulated       Treasury            equity
                                        shares        amount         capital        deficit)          stock         (deficiency)
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 1999            6,046,299     $  60,463     $5,418,104     $(4,848,565)     $(  884,435)     $(   254,433)

Common stock issued upon exercise
  of stock options                           500             5             75             ---              ---                80

Debt converted to commom stock         1,712,500         17,125        262,875            ---              ---             280,000

Amount assigned to subordinated debenture
   warrants                                   ---           ---            500            ---              ---                 500

Net income - 2000                             ---           ---            ---        811,169              ---             811,169
                                       ----------     ----------     ----------     ----------     -------------       ------------
Balance at January 31, 2000            7,759,299     $   77,593     $5,681,554     $(4,037,396)    $(  884,435)     $      837,316

Net income-9 months ended
           October 31, 2000                  ---            ---            ---          48,084            ---               48,084
                                       ----------     -----------   ----------     ------------      ----------       -------------
Balance at October 31, 2000            7,759,299     $   77,593     $5,681,554     $(3,989,312)   $(   884,435)      $     885,400
                                       ==========    ============   ===========     ============   =============     ==============

See accompanying notes to consolidated financial statements.


                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                (UNAUDITED)
                                               Nine Months Ended
                                                  October 31,
                                          ----------------------------
                                           2 0 0 0          1 9 9 9
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net income                              $   48,084     $  530,844
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization            95,340        113,550
     Amortization of amounts assigned to
       beneficial conversion feature
       and warrants                              ---          4,547
     (Gain) on sale of assets held for resale (9,714)           ---
  Changes in operating assets and liabilities:
   Decrease in trade accounts receivable     120,153        111,490
   (Increase) in inventories                (270,566)      (222,561)
   (Increase) in prepaid expenses
      and other current assets              (149,000)       (93,942)
   (Increase) in prepaid income taxes           (409)           ---
   (Increase) decrease in deposits
      and other assets                       (43,686)           689
   (Decrease)in trade accounts payable          (377)      (320,795)
   Increase in customer deposits             522,365        521,107
   Increase (decrease) increase in accrued
      expenses payroll and withholdings       86,877        (31,043)
   (Decrease) increase in due to
      related parties                       (115,601)        47,150
   (Decrease) in accrued income taxes         (7,700)        (1,050)
                                           ----------      ----------
Net cash provided by
  operating activities                       275,706         659,986
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                        (209,653)       (176,304)
   Proceeds from sale of assets
       held for resale                        10,000             ---
   Issuance of note receivable               (50,000)            ---
   Repaymentsof note receivable               50,000             ---
   Payments received on mortgage receivable    1,435           1,205
                                           ----------      ----------
   Net cash (used) by investing activities  (198,218)       (175,099)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of debentures           ---          310,000
  Proceeds from issuance of common stock
     upon exercise of stock options              ---               80
  Repayments of notes payable                    ---         (125,435)
  Net increase in cash surrender value of
     insurance policy                            ---              304
  Repayment of loan against cash surrender
     value of life insurance policy and
     accrued interest                            ---          (83,574)
  Repayments of long-term debt                (6,403)        (205,654)
                                           ----------       ----------
   Net cash (used) by financing
     activities                               (6,403)        (104,279)
                                           ----------       ----------
Net increase in cash and cash equivalents     71,085          380,608

Cash and cash equivalents at
   beginning of period                       356,306          223,521
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $427,391         $604,129
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
     						-  8  -

			           LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	  OCTOBER 31, 2000 AND 1999

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month periods and three-month periods ended October 31, 2000 and 1999 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.

(2)  EARNINGS PER SHARE

   Basic earnings and loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings and loss per share was 7,255,059 and 6,131,836 for the nine-month periods ended October 31, 2000 and 1999, respectively, and 7,255,059 and 7,254,929 for the three-month periods ended October 31, 2000 and 1999, respectively.

   Diluted earnings and loss per share is computed based on the weighted average number of common shares outstanding during the respective periods.
When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings and loss per share under the treasury stock method if the effect is dilutive.

   The numerator in the calculation of diluted earnings and loss per share for the nine-month periods ended October 31, 2000 and 1999 was determined as follows:
                                                       2000       1999
                                                       -----      -----
  Net income used to calculate basic earnings
     and loss per share                                $ 48,084  $530,844
  Add back interest expense related to convertible
     debentures                                          19,800    24,347
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      and loss per share                               $ 67,884  $555,191
                                                       ========= ========

   The denominator in the calculation of diluted earnings and loss per share for the nine-month periods ended October 31, 2000 and 1999 was determined as follows:

                                                           2000     1999
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings and loss per share                  7,255,059   6,131,836
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                              135,416         -0-
  Add shares issuable assuming exercise of outstanding
     stock options                                        207,734     198,829
                                                          --------  --------
  Denominator for calculation of diluted earnings
     and loss per share                                 8,760,709   7,493,165
                                                       ==========   =========
  Basic earnings per share                                $ 0.01      $ 0.09
                                                         ========    ========
  Diluted earnings per share                              $ 0.01      $ 0.07
                                                         ========    ========

   There were warrants to purchase 812,500 shares of stock outstanding at October 31, 2000 that were not included in the computation of diluted earnings and loss per share for the nine-month period ended October 31, 1999 as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings and loss per share for the three-month periods ended October 31, 2000 and 1999 was determined as follows:
                                                       2000       1999
                                                       -----      -----
  Net income (loss) used to calculate basic earnings
     (loss) per share                                 $(42,566)   $327,311
  Add back interest expense related to convertible
     debentures                                            ---      6,600
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      (loss) per share                                $(42,566)  $333,911
                                                      =========  =========

   The denominator in the calculation of diluted earnings (loss) per share for the three-month periods ended October 31, 2000 and 1999 was determined as follows:
                                                           2000     1999
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings (loss) per share                    7,255,059   7,254,929
  Add shares issuable assuming conversion of
     convertible debentures                                   ---   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  ---     103,923
  Add shares issuable assuming exercise of outstanding
     stock options                                            ---     235,419
                                                          --------   --------
  Denominator for calculation of diluted earnings
     (loss0 per share                                   7,255,059   8,756,771
                                                        ==========  =========

  Basic earnings (loss0 per share                         $ (0.01)    $ 0.05
                                                          ========    =======
  Diluted earnings (loss) per share                       $ (0.01)    $ 0.04
                                                          =======     =======

   There were warrants to purchase 812,500 shares of stock outstanding at October 31, 2000 that were not included in the computation of diluted loss per share for the three-month period ended October 31, 2000 as their effect was anti-dilutive. Further, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options and stock purchase warrants at October 31, 2000 were not included in the computation of diluted loss per share for the three-month period as their effect was anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. Income tax expense in the amount of $236 was paid in the nine months ended October 31, 1999 as the result of an under-accrual of state minimum taxes for the year ended January 31, 1999. During the nine months ended October 31, 2000 the Company accrued income tax expense related to federal Alternative Minimum Tax and state income tax in one state. The Company recently began doing business in a new state and does not have any Net Operating Losses attributable to that state to offset apportioned taxable income.

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

The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have a detachable stock purchase warrant, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. As of October 31, 2000 and January 31, 2000, there were warrants to purchase 812,500 shares of stock outstanding, respectively. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real estate owned by the Company, which are located in Chestertown, New York and Auburn, California.

   As disclosed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. $125,000 of B Debentures were repaid during fiscal year 2000.

   During fiscal 1999 the Company engaged an independent investment banker to evaluate the fair value of the components of the B Debentures. Based on the report issued, the Company assigned a value of two ($.02) cents to each warrant to purchase one share of common stock, or a total of $30,000. This amount has been recorded as a debt discount and as an increase to additional paid-in capital. This amount was amortized to interest expense over the original life of the B Debentures. Total amortization related to the warrants was $-0- and $-0- for the three month periods ended October 31, 2000 and October 31, 1999, respectively. Total amortization related to the warrants was $-0- ans $4,547 for the nine month periods ended October 31, 2000 and October 31, 1999, respectively.

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

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 2000, cash was paid in the amounts of $41,277 for interest and $18,597 for income taxes. During the nine months ended October 31, 1999, cash was paid in the amounts of $65,100 for interest and $1,286 for income taxes.

Non-cash investing and financing activity:

     During the nine months ended October 31, 2000, the Company entered into a capital lease for certain machinery and equipment in the amount of $42,700.

     During the nine months ended October 31, 1999, the Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

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

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended October 31, 2000 vs. October 31, 1999

   Net sales were $8,253,066 for the nine months ended October 31, 2000 as compared to $9,041,956 in the same period in 1999, a decrease of $788,890, or 9%. When compared to the previous year, there was a 24% decrease in the number of housing units shipped, and the average sales value per housing unit shipped increased 20%. The increase in sales value per housing unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the same period of the previous year. The decrease in housing units shipped was primarily due to unfavorable weather conditions caused by persistent heavy rain in the eastern United States during the Company's second fiscal quarter that precluded many customers from accepting scheduled deliveries. Also contributing to the postponement of deliveries was the lack of available contractors during the period, which was principally caused by the weather-postponed deliveries of the previous quarter that caused contractors to find other building assignments.

   Gross profit amounted to $3,407,649, or 41% of net sales for the nine months ended October 31, 2000 as compared to $3,951,891, or 44% for the same period in 1999. The decrease in gross profit percentage was due to higher material costs, labor costs and indirect manufacturing costs. The increase in material costs was related to rising prices of certain raw materials. The increase in labor and indirect manufacturing costs was due to increased employment, increased design and engineering expenses related to the larger homes being sold and a re-alignment of certain costs to the manufacturing process that previously were designated as administrative expenses.

   Total operating expenses of $3,392,966, or 41% of net sales, decreased $29,128 from the previous year's amount of $3,422,094, or 38% of net sales. The overall decrease in total operating expenses was 1%. Sales commissions were $1,117,863 for the nine months ended October 31, 2000 and $1,330,337 for the nine months ended October 31, 1999. Commissions were 14% and 15% of sales in 2000 and 1999, respectively. Selling, general and administrative expenses were $2,275,103 for the nine months ended October 31, 2000 compared with $2,091,757 in the same period of the previous year, an increase of $183,346, or 9%. Selling, general and administrative expenses were 27% and 23% of net sales for the nine months ended October 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses was primarily the result of increased spending on advertising, trade show expositions and sales and marketing salaries. The Company also incurred expenses for a national dealer convention during the nine months ended October 31, 2000 that did not occur during the same period of the previous year. Offsetting the aforesaid increases was a decrease in professional service fees and the re-alignment of certain administrative costs to the manufacturing process. Commissions were lower during the same period due to decreased sales volume and a proportionately fewer number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

Three months ended October 31, 2000 vs. October 31, 1999

   Net sales for the three month periods ended October 31, 2000 and 1999 were $2,646,119 and $3,499,708, respectively. Net sales decreased $853,589, or 24% in the three month period ended October 31, 2000 compared to the same period of the previous year. When compared to the same period in the prior fiscal year, there was a 34% decrease in housing units delivered. The average value per housing unit shipped increased by 16%. The decrease in sales during this period was caused by unfavorable weather conditions in the eastern United States during the Company's second fiscal quarter and a lack of available contractors that precluded many customers from accepting scheduled deliveries. The increase in value per housing unit shipped was primarily the result of the shipment of units that were larger and more expensive than those shipped in the same period of the previous year.

   Gross profit was $1,074,771, or 41% of net sales, for the three months ended October 31, 2000 as compared to $1,550,644, or 44% for the same period in 1999. The decrease in gross profit was the result of higher material costs, labor costs and indirect manufacturing costs. The increase in material costs was related to rising prices of certain raw materials. The increase in labor and indirect manufactuirng costs was due to increased employment, increased design and engineering expenses related to the larger homes being sold and a re-alignment of certain costs to the manufacturing process that previously were designated as administrative expenses.

   Total operating expenses of $1,137,037, or 43% of net sales, decreased $96,665 from the previous year's amount of $1,233,702, or 35% of net sales.
The overall decrease in total operating expenses was 8%. Sales commissions were $366,375 in the three-month period ended October 31, 2000 and $518,566 in the three-month period ended October 31, 1999. Commissions were 14% and 15% of net sales, respectively. Selling, general and administrative expenses were $770,662 for the three months ended October 31, 2000 compared with $715,136 in the same period of the previous year, an increase of $55,526, or 8%.
Selling, general and administrative expenses were 29% and 20% of net sales for the three-month period ended October 31, 2000 and 1999, respectively. The increase in selling, general and administrative costs was the result of an increase in professional service fees, salaries, increased spending on advertising, trade shows and expositions and sales promotions. Commissions were lower during the same period due to decreased sales volume and a proportionately fewer number of shipments being made to customers of the Company's independent dealers, who are paid a higher commission rate than the Company's employee-sales representatives, than in the prior year's comparable period.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 2000 and October 31, 1999 of $1,182,435 and $1,128,204, respectively. For the nine months ended October 31, 2000 working capital deficiency worsened by $291,193 as compared to an improvement of $680,772 in the same period in 1999. As of the Company's fiscal year end at January 31, 2000 current liabilities exceeded current assets by $891,242. At October 31, 2000 the Company's backlog of undelivered contracts was approximately $13,069,000. During the nine-month period ended October 31, 2000, cash was primarily provided by the receipt of customer deposits, collection of trade receivables, repayment of a note receivable and the net income generated during the period. Cash was primarily used to purchase inventory, to pay for prepaid expenses, to repay amounts due to related parties, to continue to construct a new sales model, acquire equipment and to issue a note receivable.

   For the nine months ended October 31, 2000 and October 31, 1999 the Company's operations were a provider of cash in the amounts of $275,706 and $659,986, respectively. Overall, the Company experienced a net increase in its cash position of $71,085 during the nine months ended October 31, 2000 as compared with an increase in its cash position of $380,608 during the nine months ended October 31, 1999.

   As shown in the consolidated financial statements, the Company realized a net profit during the nine months ended October 31, 2000 of $48,084. As of October 31, 2000, current liabilities exceeded current assets by $1,182,435. However, the Company has net stockholders' equity of $885,400, and in August 2000 the Company accepted a term loan commitment from a commercial bank for financing of the construction of its new sales model home. For the past nine years, the Company has principally rellied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations.
While the Company's results from operations improved during the past two years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.


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


OTHER MATTERS

DELISTING AND LIQUIDITY OF COMMON STOCK

   Due to the late filing of a quarterly report pursuant to the Securities Exchange Act of 1934, as amended, the Company failed to comply with continued listing requirements for listing on the over-the-counter bulletin board (the "OTCBB"). Accordingly, on October 25, 2000 the Company's common stock was delisted from the OTCBB (the "Delisting Date"). The Comapany's stock became tradeable over-the-counter.

   The delisting of the Company's common stock may result in limited availability of information relative to the Company's common stock and limited news coverage of the Company which could restrict investors' interest in the Company's common stock and could materially and adversely affect the trading market and prices of the Company's common stock. The Company's ability to issue additional securities or to secure additional financing may also be impaired as a result of delisting from the OTCBB. All such factors coulds severely limit the liquidity of the Company's common stock.

   Subsequent to the Delisting Date, the Company filed such late quarterly report and, to the best of its knowledge, was otherwise in compliance with the applicable OTCBB listing requirements. The Company has contacted all necessary persons and has initiated all processes to once again be listed on the OTCBB. Based on such efforts, the Company expects that its common stock wil be re-listed on the OTCBB.

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

						December 13, 2000

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President
                                    Chief Financial Officer, Principal Financial
						Officer and Secretary

						December 13 2000