Form 10KSB
period 2001-01-31
LINCOLN LOGS LTD
filed 2001-05-01
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001           Commission File
                                                     Number 0-12172

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2001 were $10,355,914.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 25, 2001 was approximately $257,000. The number of shares of Common Stock of the registrant outstanding on April 25, 2001 was 7,255,059.

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panelized homes to be erected by custom builders and "do-it-yourself" buyers. The Company planes cants into finished logs at its own manufacturing facilities in Chestertown, New York and delivers to its customers by truck trailer a weather-tight log home or panelized shell package which includes logs or pre-engineered structural wall panels, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant, blueprints and construction notes. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints.

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


PRODUCTS

The Company's products include 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $20,200 to $160,900. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, allows for the construction of a non-log, conventional home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 15% of total sales in fiscal year 2001.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and conventional homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 2% of total sales in fiscal year 2001.

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

The Company markets its products in the United States through a network of approximately 60 independent sales representatives in approximately 25 states, three independent representatives in foreign countries, and two Company owned and operated sales centers, one in northern New York and the other in northern California. Both Company owned sales centers are staffed by employee salespersons. Each of the Company's independent sales representatives has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's independent sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for independent sales representatives pursuant to which the Company shares up to fifty percent (50%) of the cost of advertising undertaken by qualified sales representatives to a maximum of 2.5% of their respective sales volume.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan, Israel, Korea and Europe (collectively less than 5% in each fiscal year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures its log components from rough-sawn eastern white pine cants and western cedar cants. The cants are milled to various dimensions to produce the Company's finished product, that is, cants milled to various profiles. The pine cants are purchased from several mills in the region of the Company's facilities in Chestertown, New York; cedar cants are purchased from several mills in northern California and Oregon. Occasionally, finished logs for delivery to some of the Company's customers in the western United States are milled by an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

Other components of the Company's log home shell package are purchased from several suppliers. These components include prefabricated roof trusses, windows, doors, nails, sheathing, dimensional lumber, shingles, caulking, and between-log sealant. The Company has not recently experienced any significant supply shortages, and does not anticipate any such shortages in the near future based upon currently available information. Alternative sources of raw materials are readily available to the Company.

COMPETITION

The Company believes that there are approximately 350 firms engaged in the sale of log home materials, of which approximately 125 firms sell log home packages or kits and are in direct competition with the Company.

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, Beaver Mountain Log Homes, Kuhns Bros. and Jim Barna Log Systems. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 2001, the Company employed 60 persons, all of whom are full time employees.

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

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2001 or 2000.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:
     (a)  New York

     (1)  An approximately 8.5 acre parcel of land on Riverside
          Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot log building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot Thermo-Home(R) and log building containing corporate offices, storage and fabricating facilities for the Companys' Thermo-Home(R) product line. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of cants, logs and building materials used in the Company's log home and panelized shell packages.

     (2) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet which houses a movie theatre, retail and apartment space, that is leased, in part,to third party individuals.

     (3) An approximately 19 acre parcel of undeveloped land on Route 8, Chestertown, New York, which is utilized by the Company for outside storage of cants and logs.

     (4) An approximately one acre parcel of land on Pine Street, Chestertown, New York, on which is located a 7,680 square foot building which was previously used as a manufacturing facility for the Company's Thermo-Home(R) product line and is currently used for additional storage of building materials for this product line.

     (5) An approximately .75 acre parcel of land in Wevertown, New York, on which is located the Company's former Northern Regional Sales Office in a 3,150 square foot log home erected by the Company. This land and home is currently offered for sale.

     (6) An approximately 1.4 acre parcel of land in Lake George, New York on which is located the Company's new Northern Regional Sales Office in a 3,050 square foot log home erected by the Company.

     (7) In addition, the Company owns two parcels of undeveloped land in Northeastern, New York totaling approximately 50 acres which the Company has determined are unnecessary for its business and which it intends to sell, and a third parcel of approximately .8 acre of undeveloped land in Northeastern New York acquired by the Company for potential future use.

     (b)  California

The Company owns an approximately one acre parcel of land in Auburn, California, on which are located the Company's Western Regional Sales Offices in a 4,000 square foot western cedar log home and a 2,500 square foot western cedar log home planed in the Weatherbloc(R) clapboard style.

As collateral for its Series B Convertible Subordinated Debentures dated January 30, 1998, the Company has granted mortgages on the parcels specified in Paragraphs (a)(1)-(5) and (b) of this Item 2. As collateral for a loan obtained by the Company in February 2001 the Company has granted a mortgage on the parcel of land and building specified in Paragraph (a)(6) of this
Item 2.


ITEM 3.  LEGAL PROCEEDINGS

     (a) Other Matters. The Company is defending certain claims in the ordinary course of and incidental to the Company's business. In the opinion of the Company's management, the ultimate settlement of these claims will not exceed amounts provided for in the consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 1999 through January 31, 2001. Such prices represent dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 1999        Common Stock     .22        .1875

Quarter Ended July 31, 1999         Common Stock     .45        .45

Quarter Ended October 31, 1999      Common Stock     .50        .3125

Quarter Ended January 31, 2000      Common Stock     .50        .50

Quarter ended April 30, 2000        Common Stock     .9375      .50

Quarter ended July 31, 2000         Common Stock    1.00        .33

Quarter ended October 31, 2000      Common Stock     .40        .1875

Quarter ended January 31, 2001      Common Stock     .50        .125


     (b) The approximate number of holders of the Common Stock of the Company as of April 25, 2001 was 2,150.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2001 and 2000. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business.
          The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 2001 ("fiscal 2001") were $10,355,914 compared to $12,028,193 in the fiscal year ended January 31, 2000 ("fiscal 2000"). Fiscal 2001 total revenues represent a decrease of $1,672,279, or approximately 14% less than fiscal 2000.

In fiscal 2001, as compared to fiscal 2000, total units shipped decreased by 28% while the average sales value per unit shipped increased by 17%. The decrease in units shipped was principally the result of unfavorable weather conditions during May, June, July and August 2000 (fiscal 2001), particularly in the Northeastern region of the United States. These unfavorable weather conditions were due to unusually heavy rains, which caused many customers to postpone deliveries. Because customers postponed deliveries, the contractors who were engaged to build these homes took other jobs to fill their work schedules. When the Company's customers were prepared to accept delivery of their packages their contractors were often not available.
These situations lead to additional postponements of customer deliveries. Complicating an already shortened building season was the onset of an early, cold winter. Consequently, many customers postponed their construction project until spring 2001 (fiscal 2002). The increase in sales value per unit shipped was the result of an increase in size of the home building packages purchased in the current fiscal year and the impact of a price increase put into effect at the beginning of fiscal 2001.

Gross profit was 42% of net sales in fiscal 2001, or $4,332,422. In fiscal 2000, gross profit was 44% of net sales, or $5,256,549. Gross profit decreased from fiscal 2000 due to increases in material costs, labor costs and indirect manufacturing costs. Material costs were affected due to rising prices of certain raw materials, particularly the principal component of the log home package. The increase in labor and indirect manufacturing costs was due to increased employment, increased design and engineering expenses related to the larger homes being sold and a re-alignment of certain costs to the manufacturing process that previously were designated as administrative expenses.

Total operating expenses of $4,513,416, or 44% of net sales, have increased $100,282 from the fiscal 2000 amount of $4,413,134, or 37% of net sales.
The overall increase in total operating expenses was approximately 2%.
Sales commissions consist of amounts paid to both the Company's employee sales persons and its independent dealers throughout the country. Total sales commissions decreased $288,380, or 17%, in fiscal 2001 from fiscal 2000.
The decrease in commissions, 17%, exceeded the decrease in sales revenue, 14%, because certain independent dealers and employee sales representatives did not earn bonus commissions for meeting or exceeding sales volume targets in fiscal 2001 as they had in fiscal 2000. Sales commissions, however, remained the same as a percentage of net sales, 14% in both fiscal years. The increase in selling, general and administrative expenses from fiscal 2000 of $388,662 was aproximately 14% and was primarily due to an increase in personnel costs, professional fees and advertising, marketing and promotion costs.

Interest expense in fiscal 2001 and 2000 totaled $56,658 and $73,855, respectively. The decrease in interest expense was $17,197, or 23%.
Cash paid for interest during fiscal 2001 and fiscal 2000 was $55,636 and $84,644, respectively. The decrease in interest expense was principally due to repayments of interest bearing advances made to the Company in prior years. Also, fiscal 2001 did not include a non-cash charge for the amortization of debt discount. In fiscal 2000, interest expense included a non-cash charge related to the amortization of debt discount attributable to a beneficial conversion feature of the Series B Convertible Subordinated Debentures (the "Series B Debentures") issued by the Company in Januray 1998, and during the first quarter of fiscal 1999 (see Note 4 to the Consolidated Financial Statements for more information related to the Series B Debentures). The amount amortized related to the debt discount attributable to the beneficial conversion feature of the Series B Debentures was $4,547 in fiscal year 2000. This amount was amortized over the original term of the Series B Debentures, or 15 months, using the effective yield method.


LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had negative working capital, as current liabilities exceeded current assets by $1,286,854, compared with negative working capital of $891,242 at January 31, 2000, a decrease of $395,612.
At January 31, 2001, the Company had stockholders' equity of $669,765, as compared to $837,316 at January 31, 2000, a decrease of $167,551 as the result of the current year's loss. As of January 31, 2000, the Company's working capital deficiency had improved $917,7346 from the end of the previous fiscal year. Cash was provided primarily by operations in fiscal 2001. During fiscal 2000, cash was provided principaly by operations and the issuance of long-term debt.

In fiscal 2001, the Company's operations provided cash in the amount of $209,105 compared to the previous year when operations provided cash in the amount of $616,684. Overall, the Company experienced a decrease in its cash position of $70,080 in fiscal 2001, compared with an increase of $132,785 in fiscal 2000. In fiscal 2001, funds were generated from the Company's operations, particularly increases in customer deposits and accounts payable. These funds were used principally to purchase inventories, repay amounts due to related parties and to make additions to property, plant and equipment including the continued construction of a new sales model home. Funds generated in fiscal 2000 from operating income of $843,415 and the issuance of the Series C Convertible Subordinated Debentures (the "Series C Debentures") were principally used to repay long-term debt and notes payable, to increase inventories and for additions to property, plant and equipment.

In February 1999, the Company authorized and issued $300,000 of Series
C Debentures. In July 1999, a certain shareholder/officer/director converted $250,000 of the Series C Debentures into common stock of the Company. In March 2001, holders of $160,000 of Series B Convertible Subordinated Debentures agrees to extend the maturity date of those debentures from May 2001 until May 2003. This subsequent event has been reflected in the accompanying financial statements.

The Company has operated without a working capital credit facility for the past eleven years. The Company has had intermittent conversations with a commercial lender about a working capital credit facility during the past two years. In contemplation of the possible need to secure a credit facility, the Company, when authorizing the issuance of the Series B Debentures and Series C Debentures provided for the consideration of commercial bank financing up to $750,000 to be senior to the Series B Debentures and Series C Debentures in a mortgage consolidation, modification and extension agreement. In February 2001, the Company received a $225,000 loan from a commercial lender and collateralized the related note by granting a mortgage on the Company's newly constructed sales model home. The Company intends to pursue a working capital credit facility from a commercial lender as its operations improve.

THe Company operates in an industry that is subject to cyclical economics. It is seasonal in nature, it is sensitive to weather conditions and relies upon the timely performance of independent outsiders, such as building permit reviewing agencies, to complete its revenue generating activity. These factors have not changed for the Company throughout its 24-year history. While the Company incurred a net loss in fiscal 2001 and has a working capital deficiency at its year end date, its stockholders equity is positive and its backlog of contracts for future delivery increased by approximately $5,000,000 over the previous year to $18,310,000. Management is confident about the Company's prospects for its core business.

Management believes that the fiscal year 2001 loss was caused principally by adverse weather conditions, and that the increase in the amount by which current liabilities exceed current assets is largely due to seasonal timing for the settlement of debts. Management's plan related to future operations contemplates increases in sales revenue from the delivery of its backlog and new contracts, continuing to exercise effective management practices and sound cost control measures. The Company has had a history of funding provided by related party individuals, who, together with customer deposits and extended payment terms from major vendors during the winter season, have supported its operations. Although their can be no assurance of future support from these sources should the need arise, confidence in the future of the Company by these partiees remains high. Should the Company experience a reduction in its sales activity, in vendor assistance, or internal financing, its liquidity could be further reduced, which may make it difficult for the Company to continue to operate.

Customer contracts with respect to which there were deposits on hand at the end of fiscal 2001 represent, if all were to be delivered in fiscal 2002, potential revenues of approximately $18,310,000 as compared with potential fiscal 2001 revenues at the end of fiscal 2000 of $13,749,000. Actual revenues realized in fiscal 2001 from the sale of home building packages and solariums amounted to $10,355,914. Actual revenues realized in fiscal 2001 were lower than potential revenues based on contracts and deposits on hand at January 31, 2000, due to customers who were unable to accept their delivery during fiscal 2001 principally due to adverse weather conditions and unavailability of their contractors. Fiscal 2002 potential revenues are contingent on various factors, including general economic conditions, weather, interest rates and the climate for new housing construction during calendar 2001, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 2001 were $1,148,453 as compared with $845,174 at January 31, 2000, an increase of $303,279. This increase in inventory is the result of the postponement of shipments from fiscal 2001 to fiscal 2002 (as described above), which caused the Company to stockpile cants and lumber for the winter, and the Company's continued purchase of raw material inventory in anticipation of the demands of its delivery schedule in fiscal 2002.

Trade accounts receivable were $140,440 at January 31, 2001, which represents a decrease of $9,958, or 7%, from the amount of $150,398 as of January 31, 2000. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contians "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform
Act of 1995.  The terms "believe", "anticipate", "intend", "goal",
"ex[ect" and similar expressions may identify forward-looking statements.
These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company;s dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution reasers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


Financial Accounting Standards Board ("FASB")Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier applicaion permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 to fiscal years beginning June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there will be no impact on its results of operations or its financial position.

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

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Report of Independent Accountants                               13

Consolidated balance sheets as of
    January 31, 2001 and 2000                                   14

Consolidated statements of operations for the years
    ended January 31, 2001 and 2000                             16

Consolidated statements of changes in stockholders'
    equity (deficiency) for the years ended January
    31, 2001 and 2000                                           17

Consolidated statements of cash flows for the years
    ended January 31, 2001 and 2000                             18

Notes to consolidated financial statements
    January 31, 2001 and 2000                                   19

                         Report of Independent Accountants


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and Subsidiaries (the "Company") at January 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 16 to the consolidated financial statements, as of and for the year ended January 31, 2001, current liabilities exceed current assets, and the Company has incurred an operating loss. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/  PricewaterhouseCoopers LLP

Albany, New York
March 16, 2001

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2001 and 2000



                                   ASSETS

                                                        2001         2000

CURRENT ASSETS:
  Cash and cash equivalents                        $   286,226  $   356,306
  Trade accounts receivable, net of allowance
    for doubtful accounts of $16,000 in 2001
    and $1,963 in 2000                                 140,440      150,398
  Inventories                                        1,148,453      845,174
  Prepaid expenses and other current assets            548,952      428,350
  Mortgage and note receivable                          18,758        1,922
                                                     ---------    ---------
   Total current assets                              2,142,829    1,782,150
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                5,498,322    5,355,640
 Less accumulated depreciation                      (3,422,714)  (3,491,173)
                                                     ---------    ---------
   Property, plant and equipment- net                2,075,608    1,864,467
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage and note receivable                          70,409       69,553
  Assets held for resale                               113,298       27,314
  Cash surrender value of life insurance                98,348       96,390
  Deposits and other assets                            136,389          933
  Intangible assets, net of accumulated
    amortization of $77,134 in 2001 and $75,284
    in 2000                                                ---        1,850
                                                      --------      --------
   Total other assets                                  418,444       196,040
                                                      --------      --------
TOTAL ASSETS                                       $ 4,636,881   $ 3,842,657
                                                    ==========    ==========





See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2001 and 2000

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2001        2000
CURRENT LIABILITIES:
  Current installments of long-term debt               $   26,046  $    5,706
  Trade accounts payable                                1,003,098     558,800
  Customer deposits                                     1,511,860   1,276,963
  Accrued salaries and wages                              103,659      64,508
  Accrued income taxes                                      1,374       7,700
  Due to related parties                                   97,802     221,449
  Accrued expenses                                        685,844     538,266
                                                        ---------   ---------
    Total current liabilities                           3,429,683   2,673,392

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
   Related parties                                        200,000     200,000
   Others                                                  10,000      20,000
  Notes payable-Related parties                           183,349         ---
  Other                                                    45,736      15,559
Other long-term liability                                  98,348      96,390
                                                        ---------   ---------
    Total liabilities                                   3,967,116   3,005,341
                                                       ----------  ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                ---        ---
  Common stock, $.01 par value; authorized 10,000,000
   shares; issued 7,759,299 shares in 2001 and 2000        77,593     77,593
  Additional paid-in capital                            5,681,554  5,681,554
  Accumulated deficit                                  (4,204,947)(4,037,396)
                                                       ----------- ----------
                                                        1,554,200  1,721,751
  Less cost of 504,240 shares common
    stock in treasury                                    (884,435)  (884,435)
                                                        ----------  ---------
    Total stockholders' equity                            669,765    837,316
                                                        ----------  ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY                                 $  4,636,881 $3,842,657
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 2001 and 2000


                                                  2001         2000


NET SALES                                    $10,355,914  $12,028,193

COST OF SALES                                  6,023,492    6,771,644
                                               ---------   ---------

GROSS PROFIT                                   4,332,422    5,256,549
                                               ---------   ---------

OPERATING EXPENSES:
  Commissions                                  1,430,258   1,718,638
  Selling, general and administrative          3,083,158   2,694,496
                                               ---------   ---------
     Total operating expenses                  4,513,416   4,413,134
                                               ---------   ---------

INCOME (LOSS) FROM OPERATIONS                   (180,994)    843,415
                                               ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                 27,473      29,392
                                                ---------  ----------
  Interest expense:
    Amount attributable to beneficial
     conversion feature and warrants                 ---    (  4,547)
    All other                                   ( 56,658)   ( 69,308)
                                                ---------- ----------
       Total interest expense                   ( 56,658)   ( 73,855)
                                                ----------  ----------
  Other                                           55,037      20,253
                                                ----------- ----------
   Total other income (expense) - net             25,852     (24,210)
                                                ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES               (155,142)    819,205

INCOME TAXES                                      12,409       8,036
                                               ----------   ----------
NET INCOME (LOSS)                            $  (167,551)   $ 811,169
                                              ============  ==========

PER SHARE DATA:
  Basic earnings (loss) per share            $   (0.02)     $   0.13
                                              ===========   ==========

  Diluted earnings (loss) per share          $   (0.02)    $    0.11
                                              ===========   ==========





See accompanying notes to consolidated financial statements.


                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED JANUARY 31, 2001 and 2000

                                     Common Stock
                                                                                              Total
                                   Number       Par    Additional                             stockholders'
                                     of        value     paid-in     (Accumulated   Treasury  equity
                                   shares      amount    capital       deficit)       stock   (deficiency)
                                  -------     -------  ----------    ----------    ---------  -------------
Balance at January 31, 1999      6,046,299   $ 60,463  $ 5,418,104    $(4,848,565)  $(884,435)  $(254,433)

Common stock issued upon exercise
  of stock options                     500          5           75            ---         ---          80

Debt converted to common
  stock                          1,712,500     17,125      262,875            ---         ---     280,000

Amount assigned to subordinated
  debenture warrants                   ---        ---          500            ---         ---         500

Net income - 2000                      ---        ---        ---          811,169         ---     811,169
                                 ----------   ---------  ---------     ------------   --------- ----------
Balance at January 31, 2000      7,759,299   $  77,593  $5,681,554    $(4,037,396)  $ (884,435) $ 837,316

Net (loss)- 2001                       ---         ---         ---     (  167,551)       ---    ( 167,551)
                                -----------     -------  ----------   -----------     --------  ---------
Balance at January 31, 2001      7,759,299     $77,593  $5,681,554    $(4,204,947)  $ (884,435) $ 669,765
                                ==========     ======== ===========    ============   ========= =========

See accompanying notes to consolidated financial statements.

                                                           17



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2001 and 2000
                                              2001          2000
OPERATING ACTIVITIES:
Net income (loss)                        $   (167,551)  $   811,169
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization               116,449       144,549
  Amortization of amount assigned to
    beneficial conversion feature and
    debt discounts attributable to warrants       ---         4,547
  (Gain)/Loss on sale of assets                (9,714)        6,025
  Changes in operating assets and liabilities:
  Decrease in trade accounts receivable         9,958       110,811
  (Increase) in inventories                  (303,279)     (251,860)
  (Increase) decrease in prepaid expenses
   and other current assets                  (120,602)       89,128
  (Increase) decrease in deposits and
    other assets                              (52,107)          689
  Increase (decrease)in trade
   accounts payable                            444,298     (272,079)
  Increase (decrease) in customer deposits     234,897      (11,162)
  Increase (decrease) in accrued expenses,
   payroll, related taxes and withholdings     186,729      (88,421)
  (Decrease) increase in due to related
   parties                                    (123,647)      67,327
  (Decrease) increase in accrued income taxes   (6,326)       6,650
                                              --------      --------
Net cash provided by operating activities      209,105      616,684
                                              ---------     --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment  (261,992)    (265,386)
  Proceeds from sale of assets                     ---       10,300
  Proceeds from the sale of assets held
    for resale                                  10,000          ---
  Payments received on mortgage receivable       1,762        1,515
  Issuance of notes receivable                 (70,000)         ---
  Repayments of notes receivable                50,546          ---
                                              ---------    ---------
    Net cash (used) by investing activities   (269,684)    (252,882)
                                              ---------    ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock upon
    exercise of stock options                      ---           80
  Proceeds from issuance of debentures             ---      310,000
  Repayments of notes payable                      ---     (125,435)
  Repayments on loan against cash
    surrender value of life insurance              ---      (83,574)
  Net increase in cash surrender value of
    insurance policy                               ---          304
  Repayments of long-term debt                  (9,501)    (332,392)
                                             ----------    ---------
Net cash (used) provided by
  financing activities                          (9,501)    (231,017)
                                             ----------    ---------
Net (decrease) increase in cash
 and cash equivalents                          (70,080)     132,785

Cash and cash equivalents at beginning
 of period                                     356,306      223,521
                                             ---------     ---------
Cash and cash equivalents at end
 of period                                   $ 286,226    $ 356,306
                                             ==========   ==========
See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2001 and 2000

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

The Company purchases approximately 37% of the materials necessary to construct the log home and panelized home packages from five suppliers. These five suppliers provided 9%, 9%, 7%, 6% and 6% of purchases for the year ended January 31, 2001, respectively. Alternative sources of raw materials are readily available.

The Company's fiscal year ends on January 31. As used hereafter, 2001 refers to the fiscal year ended January 31, 2001, and 2000 refers to the fiscal year ended January 31, 2000.


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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding
Corp. and Lincoln Logs International Ltd. are currently inactive.

(b) Inventories.   Inventories are valued at the lower of cost (on
a first-in, first-out basis) or market. Substantially all of inventory represents raw materials. Inventories are stated net of a reserve for obsolescence in the amount of $18,000 at January 31, 2000 and $36,000 at January 31, 2000, respectively.

(c) Revenue Recognition.   Revenue from the sale of log home
packages is recognized when substantially all of the package has been delivered. Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when one of the Company's financing plans is utilized.

(d) Depreciation. Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one years.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2001 and 2000



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

(g) Intangible Assets. Intangible assets represent primarily trademarks that are being amortized over five year periods. Amortization expense for 2001 and 2000 was $1,850 and $7,400, respectively.

(h) Earnings (Loss) Per Share.   Basic earnings (loss) per share is computed
by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 7,759,299 for the year ended January 31, 2001 and 6,414,949 for the year ended January 31, 2000.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation using the treasury stock method if the effect is dilutive. Diluted (loss) per share is the same as basic (loss) per share for the year ended January 31, 2001 because the effect of including stock options, warrants and the assumed conversion of the subordinated debentures would be anti-dilutive.

The numerator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2001 and 2000 was determined as follows:

                                                  2001        2000
                                                 ------       ------
   Net income (loss) used to calculate basic
     earnings per share                         $(167,551)  $ 811,169
   Add back interest expense related to
     convertible debentures                           ---      30,947
                                                 ---------   ---------
   Numerator for calculation of diluted earnings
     (loss) per share                           $(167,551)  $ 842,116
                                                 ========   ==========

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2001 and 2000



Note 2.   Summary of Significant Accounting Policies (Continued)

The denominator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2001 and 2000 was determined as follows:

                                                   2001         2000
                                                  ------       ------
   Weighted average outstanding shares used
     to calculate basic earnings (loss)
     per share                                   7,759,299   6,414,949
   Add shares issuable assuming conversion
     of convertible debentures                         ---   1,162,500
   Add shares issuable assuming exercise of
     outstanding stock options                         ---     192,314
                                                 ----------   ---------
   Denominator for calculation of diluted
     earnings (loss) per share                   7,759,299   7,769,763
                                                 =========   ==========

Basic earnings (loss) per share                  $  (0.02)   $   0.13
                                                    =====        ====

Diluted earnings (loss) per share                $  (0.02)   $   0.11
                                                    =====        ====

There were 812,500 stock purchase warrants outstanding at January 31, 2001 and January 31, 2000, respectively, that were not included in the computation of diluted earnings per share for the full-year periods as their effect was anti-dilutive. Further, share issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at January 31, 2001 were not included in the computation of diluted (loss) per share for the year then ended as their effect was anti-dilutive.

(i) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $505,491 and $383,056 in 2001 and 2000, respectively. The Company has prepaid advertising costs of $77,444 and $63,969 at January 31, 2001 and 2000, respectively. These amounts are included in Prepaid expenses and other current assets in the accompanying consolidated financial statements.

(j) Cash and Cash Equivalents.   Cash and cash equivalents are
composed of cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in two banks located in New York and California. At January 31, 2001 and 2000, bank balances exceeded FDIC insurance coverage by $293,990 and $591,092, respectively.

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

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2001 and 2000



Note 2.   Summary of Significant Accounting Policies (Continued)

(l) Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed Of. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of January 31, 2001 and 2000, the Company had no impaired long-lived assets.

(m) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in accordance with the provisions of Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company as of February 1, 1996, permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No.
25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied.

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2001 and 2000 is as follows:

                              Estimated
                             Useful Lives          2001     2000
                                                   ----     ----

Land                                          $  835,241  $  784,800
Buildings and improvements   15 - 31 years     2,338,757   2,357,822
Machinery and equipment        5 - 7 years       703,197     637,970
Furniture and fixtures         5 - 7 years     1,471,850   1,420,446
Transportation equipment           5 years       149,277     154,602
                                               ---------   ---------
                                              $5,498,322  $5,355,640
                                               =========   =========

Depreciation expense for the years ended January 31, 2001 and 2000 was $114,599 and $137,149, respectively.

Assets held for resale of $113,298 and $27,314 at January 31, 2001 and 2000, respectively, consists primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value less costs to sell.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2001 and 2000


Note 4.  Indebtedness

Long-term debt at January 31, 2001 and 2000 consists of the following:

                                                   2001          2000
                                                   ----          ----

Note payable at 7.9% payable in monthly
installments through April 2004, collateralized
by a vehicle                                      $  13,923   $  17,540

Series B Convertible Subordinated Debentures
originally due May 15, 1999, extended to May 15,
2003 (except for one $10,000 debenture extended
to May 15, 2001), with nominal annual interest
at 12% payable quarterly                             170,000     170,000

Series C Convertible Subordinated Debentures
due February, 2002 with annual interest at 12%
payable quarterly                                    50,000       50,000

Note Payable - Related party due August 15, 2002,
with nominal annual interest at 12% payable
monthly, unsecured, principal due at maturity        83,349          ---

Note payable - Related party due August 15, 2003,
with nominal annual interest at 12% payable
monthly, unsecured, principal due at maturity       100,000          ---

Obligations under capital leases, net of interest
payable through July 2005                            47,859        3,725
                                                 ------------ ----------
Total long-term debt                                465,131      241,265
    Less current installments                      ( 26,046)    (  5,706)
                                                 ------------ -----------
Long-term debt, net of current installments      $  439,085  $   235,559
                                                 ============ ===========

Through January 31, 2001, the Company has authorized and issued $600,000 of Series B Convertible Subordinated Debentures (the "B" Debentures), and $300,000 of Series C Convertible Subordinated Debentures (the "C" Debentures) (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2001 and 2000


Note 4.  Indebtedness (Continued)

The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375 on the commitment date. The total number of shares of common stock originally subject to warrants was 1,500,000, fifty (50%) percent of the number of shares subject to conversion. As of January 31, 2001 and 2000, there were 812,500 warrants outstanding, respectively. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company, which are located in Chestertown, New York and Auburn, California.

As discussed above, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. In February
2001, holders of B debentures with a face amount of $160,000 agreed to extend the maturity date to May 15, 2003. During fiscal year 1999, $275,000 of B Debentures were converted into common stock of the Company, and 687,500 shares of the Company's common stock were issued upon the exercise of warrants related to the $275,000 of B Debentures that were converted. In January 2000, $125,000 of B Debentures were repaid.

On July 29, 1999, a shareholder, officer and director, who owned B Debentures and C Debentures exercised his right to convert his holdings into common stock of the Company. The face amount of the B Debentures converted into common stock of the Company was $30,000. The face amount of the C Debentures converted into common stock of the Company was $250,000. The Company issued 1,712,500 shares (150,000 shares related to the conversion of the B Debentures and 1,562,500 shares related to the conversion of the C Debentures) and paid accrued interest to the date of conversion.

In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $83,349 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2002. The note is unsecured. The proceeds of the note were used to make a deposit on a new piece of equipment that is being specially built but is not completed nor in service at January 31, 2001. The total cost of the new piece of equipment is $130,000. Subsequent to January 31, 2001, the Company entered into a capital lease transaction with an unrelated third party to finance the $130,000 purchase price. As part of this transaction $33,349 of this Note payable was repaid.

In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $100,000 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2003. The note is unsecured. The proceeds of the note were used to acquire a parcel of real property.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:             Amount

                 2002           $   26,046
                 2003              149,563
                 2004              273,597
                 2005               11,343
                 2006                4,582
                                ----------
                                $  465,131
                                ==========

                            LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2000 and 1999


Note 4.  Indebtedness (Continued)


Assets under capital leases represent copiers, facsimile machines, computers and blueprinting equipment. The costs, accumulated depreciation and depreciation expense are included with owned assets in Note 3.
The details are as follows:

                                              2001        2000
                                              ----        ----
          Costs                              $55,692      $10,995
          Accumulated Depreciation           $(9,584)     $(5,399)
          Depreciation Expense               $ 4,185      $ 2,191


The future minimum lease payments for obligations under capital leases are as follows:

  Year ending January 31,                       Amount
                                                ------
               2002                            $17,372
               2003                             15,647
               2004                             11,333
               2005                             11,333
               2006                              4,722
                                                -------
               Total                           $60,407
               Less Interest                   (12,548)
                                                -------
               Obligations Under
                 Capital Leases                $47,859
                                                ======

Note 5.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 2001 and 2000 is as follows:

                                  Current       Deferred   Total

Year ended January 31, 2001:
   Federal                        $ 7,547        $    --  $ 7,547
   State                            4,862             --    4,862
                                   ------         ------   ------
                                  $12,409        $    --  $12,409
                                   ======         ======   ======

Year ended January 31, 2000:
   Federal                        $    --        $    --  $    --
   State                            8,036             --     8,036
                                   ------         ------    ------
                                  $ 8,036        $    --   $ 8,036
                                   ======         ======    ======

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2001 and 2000



Note 5.  Income Taxes (Continued)

The Company realized a tax benefit of $261,893 in 2000 through the use of net operating loss carryforwards. The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $3,441,300; $340,937 expire in 2007, $815,639 in 2008, $343,959 in 2009, $372,862 in 2010, $73,806 in 2011,
$309,698 in 2012, $1,067,736 in 2013 and $116,663 in 2021.

A portion of the company's net operating losses are limited on an annual basis pursuant to the Internal ReEvenue Code, due to certain changes in ownership and equity transactions.

The effective income tax rates of 8% and 1% for 2001 and 2000, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     2001           2000
                                     ----           ----
Statutory tax rate                   (34.0)%        34.0%
Nondeductible amortization              --           1.2
Non-deductible meals and
  entertainment expenses               2.1           1.0
State income taxes, net of federal
  tax benefit                          2.1            .9
Change in deferred tax asset
  valuation allowance                 23.4         (37.7)
Other non-deductible expenses         14.4           1.6
                                      -----         ------
                                       8.0%          1.0%
                                      =====         ======

For the years ended January 31, 2001 and 2000, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2001 and 2000 are presented below:

                                                      2001       2000
                                                      ----       ----

Deferred tax assets:
Vacation accrual                               $     1,475    $    ---
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,251      16,744
Allowance for doubtful accounts                      5,440         667
Other liabilities                                   18,700      32,569
Net operating loss carryforward                  1,170,042   1,130,770
                                                 ---------   ---------
Total gross deferred tax assets                  1,211,908   1,180,750
   Less valuation allowance                     (1,189,459) (1,153,155)
                                                ----------  ----------
Net deferred tax asset                              22,449      27,595

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (22,449)    (27,595)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
                                                  =========    =========

The valuation allowance for deferred tax assets as of February 1, 2000 and 1999 was $1,153,155 and $1,462,232, respectively. The net change in the total valuation allowance was an increase of $36,304 in fiscal 2001 and a decrease of $309,077 in fiscal 2000.

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

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000


Note 6.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2001 and 2000 amounted to $42,210 and $29,742, respectively.

Note 7.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 2001 and 2000 was $38,290 and $25,514, respectively. The aggregate future minimum operating lease payments at January 31, 2001 are as follows:

Year ending January 31:
            2002         $ 28,372
            2003           18,275
            2004           13,356
            2005              794
                            ------
            Total        $ 60,797
                           =======

Note 8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2001 and 2000 consist of the following:

                                  2001           2000
                                --------       --------
Commission advances            $  99,590      $  87,543
Prepaid design work              157,277        106,444
Prepaid insurance                 10,200         35,511
Prepaid advertising and shows    126,399         95,602
Miscellaneous receivables         21,099         25,537
Prepaid property taxes            33,582         29,380
Prepaid health insurance          31,453            ---
Other                             69,352         48,333
                                --------       --------
   Total                       $ 548,952      $ 428,350
                                ========      =========

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000





Note 9.  Accrued Expenses

Accrued expenses at January 31, 2001 and 2000 consist of the following:

                                   2001           2000
                                 --------       --------
Accrued commissions             $  78,390      $  53,604
Accrued backorders                283,277         95,955
Accrued interest                      600            600
Accrued sales awards               34,500         50,800
Deposits - cancelled contracts     19,283         41,470
Accrued Warranty                   55,000         96,074
Other                             214,794        199,763
                                 --------       --------
   Total                        $ 685,844      $ 538,266
                                =========      =========


Note 10.  Related Party Transactions

Due to related parties consists of amounts payable to the Company's officers and directors. Such amounts totaling $97,802 and $221,449 at January 31, 2001 and 2000, respectively, relate to unreimbursed business travel expenses, interest expense and other expenses.

As described in Note 4, the Company authorized the issuance of $600,000 of B Debentures on January 15, 1998. The Company issued $340,000 of the B Debentures in a private placement on January 30, 1998 of which $330,000 was exchanged for notes outstanding by certain noteholders who were officers and directors of the Company at that time, and issued a further $260,000 of B Debentures between March 1, 1998 and April 30, 1999 of which $240,000 was purchased by officers, a director and immediate family members of the director. Of the $570,000 of B Debentures issued to related parties, $275,000 was converted into common stock on April 20, 1998 and another $30,000 was converted into common stock on July 29, 1999.

As also discussed in Note 4, the Company issued $300,000 of C Debentures in a private placement during February, 1999, all of which were purchased by an officer, director and immediate family members of the director. Of the $300,000 of C Debentures issued to related parties, $250,000 was converted into common stock on July 29, 1999.

Finally, as discussed in Note 4, the Company issued two Notes Payable to related parties in the amounts of $100,000 and $83,349, respectively. Subsequent to January 31, 2001, $33,349 was repaid on one note with the proceeds of a capital lease.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000



Note 11.  Mortgage Receivable

The mortgage, due from a former officer and employee of the Company, bears an interest rate of 6% and is due over a term of 35 years. The mortgage balance at January 31, 2001 and 2000 was $69,713 and $71,475, respectively.

The future aggregate mortgage receipts at January 31, 2001 are as follows:

  Year ending January 31:
              2002      $  2,736
              2003         2,199
              2004         2,335
              2005         2,479
              2006         2,632
           Thereafter     57,332
                         -------
              Total     $ 69,713
                         ========

Note 12.  Stock Options

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

                                                      Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 1999   20,000       182,000     $ .16     $ .19
Granted during year          186,000            --       .16        --
Cancelled during year        (24,000)           --      (.16)       --
Exercised during year           (500)           --      (.16)       --
                              ------       -------     -----      -----
Balance at January 31, 2000  181,500       182,000     $ .16     $ .19
Granted during year              ---            --        --        --
Cancelled during year        (22,000)           --      (.16)       --
Exercised during year            ---            --        --        --
                              -------       -------     -----    -----
Balance at January 31, 2001  159,500       182,000     $ .16     $ .19
                             ========      ========     =====    =====

All outstanding stock options are exercisable as of January 31, 2001. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2001 is 6.5 years.

The pro forma disclosures required under SFAS No. 123 are not presented for 2001 as such information is the same as the reported net loss and loss per share. Had the Company accounted for its Stock Option Plan using the fair-value method for fiscal 2000 the Company's net income would have been approximately $787,000

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000




Note 12.  Stock Options (continued)

The weighted average fair value of each option granted under the Stock Option Plan during fiscal 2000 was $0.13. the fair value of each option grant was estimated on the date of the grant using the Black-Sholes model with the following weighted average assumptions: the risk-free interest rate was 6.0%; the expected volatility of the market price of the Company's Common Stock was 181%; and the expected average term of the granted options was seven years. There was no expected dividend yield for th options granted.

Note 13.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount reserved for warranty claims as of January 31, and January 31, 2000 was $55,000 and $96,074, respectively.

(b) Litigation. The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

(c) Sales/Use Tax. In March 1999, the Company received a notification from the State of Massachusetts Department of Revenue (the "State) which indicated that the State was contemplating an assessment for sales/use taxes on log home packages sold into the State during the past three years. The Company does not believe that it was responsible for collecting and remitting sales/use taxes on sales made into Massachusetts because, among other reasons, it did not have employees in the State nor does it own or rent tangible property there. Further, the Company's sales contract specifically requires its customers to be responsible for the payment of any applicable sales/use tax.

Subsequent to completing a field audit related to this matter in May 2000, the State formally notified the Company of the State's intention to assess sales/use tax. The State's total potential assessment is approximately $149,000 plus interest and penalties. The Company has contested the assessment and has submitted a Request for Settlement Consideration with the State's Office of Dispute Resolution. The Company has accrued an amount that approximates the State's assessment. Should the Company be unsuccessful in its arguments to the State with regard to eliminating or mitigating the assessment, the company intends to vigorously pursue the collection of any sales/use tax assessment from its Massachusetts customers who are contractually liable for any such payment.

Note 14.  Supplementary Disclosure of Cash Flow Information

                                   2001       2000
                                  ------     ------

Cash paid during the year for:
   Interest                     $  55,636   $  84,644
                                 ========   =========
   Income taxes                 $  18,735   $     468
                                 ========   =========

Included in the above amounts are $39,351 and $70,672 in 2001 and 2000, respectively, for cash paid for interest to related parties.

Non-cash investing and financing activities:

During Fiscal 2001, the following transactions occurred:

The Company entered into capital leases for certain machinery and equipment in the total amount of $50,019.

The Company recorded an increase in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded an increase in the related liability in the same amount.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000


Note 14.  Supplementary Disclosure of Cash Flow Information (continued)


The Company removed from its books a fully depreciated piece of equipment with a cost and related accumulated depreciation in the amounts of $6,325.

The Company reclassified its former New York sales model home and related land, with a cost of $263,003, related accumulated depreciation of $176,733 and a net book value of $86,270, from Property, Plant & Equipment to Assets Held for Resale. The Company no longer uses this home as a sales model since constructing a new model home nearby. The former model home and land have been listed with a real estate agent for sale.

The Company recorded a Note Payable for $100,000 and a related increase in Land of $100,000 representing the purchase price of a piece of land and funds advanced to the Company by an officer, director and shareholder in order to make that purchase.

The Company recorded a Note payable for $83,349 and a related increase in Deposits and Other Assets representing a deposit on a new piece of equipment that is being specially built but is not completed nor in service at January 31, 2001.

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

Note 15.  Fair Value of Financial Instruments

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

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $62,400 compared to its carrying amount of $69,713.

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2001 and 2000



Note 15.  Fair Value of Financial Instruments (continued)


Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 16.  Liquidity and Management's Plan of Continuing Operations

As of and for the year ended January 31, 2001, current liabilities of the Company exceeded current assets by approximately $1,286,854 and the Company incurred a net loss of $167,551. The Company has not been successful in securing a working capital credit facility from commercial lenders or governmental agency sources. Funds generated by operations, together with the assistance of major vendors who have provided extended payment terms to the Company have supported its operations during fiscal year 2001, and are expected to do so in fiscal 2002 as well. Even though the Company has operated under these same conditions for the past ten years, there is, however, no assurance that the Company will be able to continually generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue to operate. Management's plans related to future operations contemplate increases in sales revenue and continued cost control efforts.

Note 17.   Subsequent Events

In February 2001, the Company secured a bank loan in the amount of $225,000 and issued a related mortgage on its new sales model home in New York. The interest rate is the prime lending rate as published in the Wall Street Journal on the first day of each month plus 2%. Monthly payments are $1,875 plus interest commencing April 2001 through March 2011. The proceeds of the loan are used for working capital purposes.

In March 2001, the Company entered into a capital lease transaction in the amount of $130,000 to finance the purchase of a new piece of manufacturing equipment. The terms of the lease call for 36 monthly payments of $3,945 commencing April 2001. As part of this transaction, the Company received $83,349 as reimbursement for the initial deposit placed on the equipment. As discussed in Note 4, the Company issued a note payable to finance the initial deposit. Of the $83,349 received from the lease proceeds, the Company repaid $33,349 of the Note Payable and used the remaining $50,000 for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                               DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Compnay's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Leslie M. Apple      51   2000     Special Administrative Assistant to
                                      the President
Richard C. Farr      72   1982     Special Administrative Assistant to
                                      the President
Samuel J. Padula     77   1985     Special Administrative Assistant to
                                      the President
Steven Patlin        60   2000     Special Administrative Assistant to
                                      the President
Reginald W. Ray, Jr. 71   1982     Special Administrative Assistant to
                                      the President
John D. Shepherd     55   1982     Chairman of the Board; President and Chief
                                      Executive Officer
William J. Thyne     51   1999     Executive Vice President and Chief
                                      Financial Officer; Treasurer,
                                      Secretary

Business Experience
-------------------

   Leslie M. Apple has since January 1995 been a Partner and practicing attorney in the Albany, New York law firm of Whiteman, Osterman & Hanna. From 1982 through December 1997 Mr. Apple was a Director of the Company. From January 1987 through December 1997, Mr. Apple had been a Special Administrative Assistant to the president, and from May 1997 until December 1997 Mr. Apple was a member of the Company's Office of the Chief Executive. Mr. Apple resigned from all positions with the Company in December 1997 and has had no affiliation with the Company until he was appointed to a vacant seat on the Board of Directors and the position of Special Administrative Assistant to the President on November 30, 2000.

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

   Steven Patlin has been and continues to be an independent dealer of Lincoln Logs Ltd. since June 1985. Mr Patlin served as an independent consultant to the Company on sales and marketing matters from January 1998 through February 1999. From March 1999 through February 2000 Mr. Patlin served as Vice president of Sales for Lincoln Logs Ltd. at which time he resigned that position. Mr. Patlin has been Vice President and Treasurer of Patlin Enterprises Inc. a distributor of home maintenance products, for more than the past five years. Mr. Patlin was appointed to a vacant seat on the Board of Directors on February 4, 2000.

   Reginald W. Ray, Jr. has been President of The Hunter Corporation, a holding company in Sherborn, Massachusetts, for more than the past five years. Since January 1987, Mr. Ray has been a Special Administrative Assistant to the President.

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1997. Mr. Shepherd was also Treasurer of the Company from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. From January 1987 until May 1997, Mr. Shepherd has been a Special Administrative Assistant to the President, and from May 1997 until December 1997 Mr. Shepherd was a member of the Company's Office of the Chief Executive.

    William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Executive Vice President in September 1999, and Treasurer in February 2001. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. Prior to that position, Mr. Thyne was Vice President, Finance and Chief Financial Officer of Reliable Racing Supply, Inc., a wholesale and retail distributor of specialized ski equipment and mail order catalog retailer of ski equipment and apparel in Glens Falls, New York from July 1995 to August 1996. Mr. Thyne was appointed to a vacant seat on the Board of Directors on November 30, 1999.

   No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registerd as an investment company under the Investment Company Act of 1940 other than Mr. Farr who is a Trustee of the Scottish Widows International Fund.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financial reporting systems, consists of Messrs. Apple, Ray and Padula. The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. ray, Padula and Farr. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Farr, Apple and Patlin. The Company does not have a standing nominating committee or any committee performing a similar function. During the fiscal year ended January 31, 2001 there were three meetings of the Audit Committee.


                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd    55   Chairman of the Board; President and Chief Executive
                         Officer

William J. Thyne    51   Executive Vice President and Chief Financial Officer;
                         Treasurer; Secretary

Jeffry J. LaPell    40   Vice President - Sales

David M. Patton     52   Vice President - operations

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer since his election to those offices in December 1997.
Mr. Shepherd also served as the Company's Treasurer from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. Since January 1987 until his election to his present offices with the Company, Mr. Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997, a member of the Company's Office of the Chief Executive.

   William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Executive Vice President in September 1999, and Treasurer in February 2001. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. Prior to that position, Mr. Thyne was Vice President, Finance and Chief Financial Officer of Reliable Racing Supply, Inc., a wholesale and retail distributor of specialized ski equipment and mail order catalog retailer of ski equipment and apparel in Glens Falls, New York from July 1995 to August 1996.

   Jeffry J. LaPell has been Vice President - Sales since re-joining the
Company in December 1999. Prior to re-joining the company Mr. LaPell was Director of Sales for Asperline Log Homes, Inc., a wholly owned subsidiary of Imagineering Services, Inc., in Lock Haven, Pennsylvania from December 1998 to December 1999. Prior to that position, and for more than five years, Mr. LaPell was employed by Lincoln Logs ltd. in various sales positions the most recent of which was National Sales Manager.

   David M. patton has been Vice President - Operations since December 1999. Prior to becoming Vice President - Operations, Mr. Patton was Product Manager,
a position he held since joining the Company in April 1996. Prior to joining the Company, Mr. Patton was a self-employed general contractor specializing in the construction of log homes.


                          COMPLIANCE WITH SECTION 16(a) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


   Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

   The Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended January 31, 2001.


ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2001, January 31, 2000 and January 31, 1999.





                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                           Long-term Compensation
             Annual Compensation                  Awards
             ------------------            ----------------------

     (a)          (b)     (c)       (d)          (e)          (f)          (g)          (h)          (i)
                                                                                                      All
                                                 Other       Restricted                              Other
Name and                                         Annual      Stock         Options/     LTIP         Compen-
Principle         Year    Salary    Bonus      Compensation  Award(s)      SAR's        Payout       Sation
Position                   ($)       ($)           ($)        ($)            (#)          ($)          ($)
---------------------------------------------------------------------------------------------------------------
John D. Shepherd, 2001 78,000.00    0.00          5,000.00(5) 0.00                0      0.00         9,877.00 (2)
Chief Executive   2000 78,000.00    0.00          5,000.00(5) 0.00                0      0.00         7,501.00 (3)
Officer (1)       1999 78,000.00    0.00          5,000.00(5) 0.00                0      0.00         3,943.00 (4)

------------------------------
(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Shepherd was a member of the Office of Chief Executive. Prior to May 1997, and since June 1982, Mr. Shepherd has been a director of the Company.
(2) This amount consists of $1,250 paid for directors' meetings fees, $2,340 of matching funds contributed to the Company's 401(k) Plan, $6,016 for interest paid on amounts advanced to the Company and $271 paid for term life insurance.
(3) This amount consists of $3,750 paid for directors'meeting fees, $3,480 of matching funds contributed to the Company's 401(k) Plan and $271 paid for term life insurance.

(4) This amount consists of $2,500 paid for directors' meeting fees, $243 paid for term life insurance and $1,200 for interest paid on an amount advanced to the Company.
(5) These amounts represent an annual salary of $5,000 paid to the directors of the Company.


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

   During the fiscal years ended January 31, 2001, 2000 and 1999, $56,653, $104,814 and $120,314, respectively, were paid to employees of the Company upon their separation from service to the Company pursuant to the Plan.

Directors' Compensation

   During the fiscal year ended January 31, 2001 each Director received a $5,000 annual salary and also received $1,250 for each directors meeting they attended. Further, members of committees of the Board of Directors received $500 for each committee meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

  The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and the percentage of the shares of the Company's outstanding Common Stock owned by each such person.
                          Number of Shares              Percent of Out-
                          of common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 25, 2001          as of April 25, 2001
-------------------       ----------------------        ----------------------
Richard C. Farr               1,423,302 (1)                    14.87%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              6,153,961 (2)                    64.29
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (ii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (2) Includes (i) 250,000 shares of the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (vii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunik, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 25,000 shares subject to warrants owned by Mr. Jason Tunik which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership.

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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficialy Owned          Beneficially Owned
Name                    as of April 25, 2001       as of April 25, 2001
---------------         ----------------------     ----------------------
Richard C. Farr           1,423,302 (4)                   14.87%
Samuel J. Padula            373,743 (1)(2)                 3.90%
Reginald W. Ray, Jr.        219,304 (1)(3)                 2.29%
John D. Shepherd          6,153,961 (5)                   64.29%
William J. Thyne            296,085 (6)                    3.09%
David Patton                 34,400 (7)                     .36%
Steven Patlin                85,100 (8)                     .89%
Jeffry LaPell                30,400                         .32%
Leslie M. Apple              77,104 (9)                     .81%
All officers and
directors as a group
(9 persons)               8,693,399 (10)                  90.83%

  (1) Includes 30,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 2,100 shares owned jointly by Mr. Padula with his wife, Mrs. Eleanor Padula, with whom Mr. Padula shares voting and investment power (ii) 263,603 shares held by Mrs. Padula as to which Mr. Padula disclaims beneficial ownership, and (iii)75,000 shares subject to warrants owned by Mrs. Padula which are exercisable within 60 days as to which Mr. Padula disclaims beneficial ownership.

  (3) Includes 11,602 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (iii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (5) Includes (i) 250,000 shares of the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife,which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership, (vi) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (vii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunik, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 25,000 shares subject to warrants owned by Mr. Jason Tunik which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership.


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

  (9) Includes (i) 25,000 shares subject to options which are exercisable within 60 days, (ii) 1,000 shares owned by Leslie M. Apple, P.C., a professional corporation of which Mr. Apple is the sole shareholder.

  (10) Includes (i) 184,000 shares subject to options, which are exercisable within 60 days, (ii) 750,000 shares subject ot the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 687,500 shares subject to warrants which are exercisable within 60 days, and (iv) 315,500 shares subject to the Company's
       Series C Convertible Subordinated Debentures, which are exercisable within 60 days.

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

   During the fiscal years ended January 31, 2001 and 2000, the following transcations with officers, directors and shareholders occurred:

  During March and April 1998, John D. Shepherd(1) and William J. Thyne(1) purchased $210,000(1) and $20,000(1), respectively, Series B Convertible Subordinated Debentures (the "B Debentures") at 100% par value. In May
1998, Mr. Shepherd purchased $30,000 of B Debentures held by Samuel J. Padula.

   In February 1999, John D. Shepherd purchased $300,000(1) of Series C Convertible Subordinated Debentures (the "C Debentures") at 100% par value.


  In April 1999, William J. Thyne purchased $10,000 of B Debentures at 100% par value.

   On July 29, 1999, John D. Shepherd converted $30,000 of B Debentures into 150,000 shares of the Company's common stock and $250,000 of C Debentures into 1,562,500 shares of the Company's common stock.

   On December 27, 1999 the Company repaid Mr. Richard C. Farr $125,000 for the B Debenture held by him. On January 21, 2000 the Company paid $9,860 to Mr. Farr which represented all accrued interest related to the B Debenture repaid to him on December 27, 1999.

   On December 31, 1999 the Company sold an automobile with a book value of $5,660 to Mr. Richard C. Farr for $18,042.

   During fiscal 2001, the Company repaid Mr. Richard C. Farr $103,000 of advances he had made to the Company in prior years. Also during fiscal 2001, the Company made interest payments to Mr. Farr related to advances that he had made to the Company in prior years totaling $18,350.46. The advances bear interest at the annual rate of 12%.

   On December 8, 2000, Mr. John D. Shepherd advanced to the Company $83,349 for the purpose of placing a deposit for the purchase of a new milling machine. The advance is evidenced by a Note bearing interest at 12% and is due August 15, 2002. On March 14, 2001, the Company repaid Mr. Shepherd $33,349 of the total amount advanced to the Company. Related to this Note, the Company has paid
Mr. Shepherd interest payments in the amount of $2,926.

   On December 28, 2000, Mr. John D. Shepherd advanced to the Company $100,000 for the purpose of purchasing a piece of land in Kingston, NY. The advance is evidenced by a Note bearing interest at 12% and is due August 15, 2003. Related to this Note, the Company has paid Mr. Shepherd interest payments in the amount of $3,090.

--------------------------------------------------
(1) Includes debentures held by family members of the named officer/director/ shareholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

4.2 Form of SERIES B CONVERTIBLE SUBORDINATED DEBENTURES filed as Exhibit
4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on or about May 24, 1999 and incorporated herein by this reference.

4.3 Form of WARRANT TO PURCHASE COMMON STOCK filed as Exhibit 4.3 to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on or about May 24, 1999 and incorporated herein by this reference.

4.4 Form of SERIES C CONVERTIBLE SUBORDINATED DEBENTURE files as Exhibit 4.4 to the Registrant's Annual Report on form 10-K for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 28, 1999 and amended on June 7, 1999 and incorporated herein by reference.

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

21.  List of Subsidiaries.
The registrant has the following subsidiaries:

1. Thermo-Home, Inc., a New York corporation
2. Lincoln Logs International Ltd., a New York corporation
3. Lincoln Holding Corp., a Delaware corporation



     (b)  Reports on Form 8-K.

           None

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


                           Dated:  April 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
       /s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
       and Chief Executive Officer
       Dated: April 30, 2001

(ii)  Principal Financial Officer:
       /s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Executive Vice President,
      Chief Financial Officer,
      Secretary and Treasurer
      Dated:  April 30, 2001



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:

      /s/ Richard C. Farr                     April 28, 2001
      ------------------------
      Richard C. Farr

       /s/ Samuel J. Padula                   April 18, 2001
      ------------------------
      Samuel J. Padula


      ------------------------
      Reginald W. Ray, Jr.

       /s/ John D. Shepherd                   April 30, 2001
      ------------------------
      John D. Shepherd

       /s/ William J. Thyne                   April 30, 2001
      -----------------------
      William J. Thyne

       /s/ Steve Patlin                       April 19, 2001
      ------------------------
      Steven Patlin


       /s/ Leslie M. Apple                    April 25, 2001
      ------------------------
      Leslie M. Apple