Form 10QSB
period 2001-04-30
LINCOLN LOGS LTD
filed 2001-06-14
CIK 717422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
		                 Washington, D. C.   20549


                   		   	FORM 10-QSB

         		     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
       		         OF THE SECURITIES EXCHANGE ACT OF 1934


                  	For the quarterly period ended April 30, 2001

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      	Class				          Outstanding at June 14, 2001
	Common Stock,  $  .01 par value 	           7,255,059





		    	LINCOLN LOGS LTD. AND SUBSIDIARIES




    			     INDEX

				                           	Page Number

PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

            Consolidated balance sheets as of
              April 30, 2001 and January 31, 2001          3 - 4

            Consolidated statements of operations
              for the three months ended
              April 30, 2001 and 2000                      5

            Consolidated statements of changes in
              stockholders' equity for the three months
              ended April 30, 2001 and the twelve months
              ended January 31, 2001                       6

            Consolidated statements of cah flows
              for the three months ended
              April 30, 2001 and 2000                      7

            Notes to consolidated financial statements     8 - 10


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OR PLAN OF OPERATION                    11 - 13


PART II.    OTHER INFORMATION                              14


SIGNATURES                                                 15





                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        APRIL 30, 2001 AND JANUARY 31, 2001

                                     ASSETS
                                     ------


                                             April 30,    January 31,
                                              2 0 0 1       2 0 0 1
                                            (Unaudited)    (Audited)
                                            ------------  ------------

CURRENT ASSETS:
   Cash and cash equivelants                 $  244,170    $  286,226
   Trade accounts receivable, net of $16,000
     allowance for doubtful accounts            135,637       140,440
   Inventories (principally raw materials)    1,276,821     1,148,453
   Prepaid expenses and other current
     assets                                     555,622       548,952
   Prepaid income taxes                             235           ---
   Mortgage and note receivable                  21,517        18,758
                                              ----------    ----------
       Total current assets                    2,234,002     2,142,829
                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                          835,241       835,241
   Buildings and improvements                  2,382,409     2,338,757
   Machinery and equipment                       833,197       703,197
   Furniture and fixtures                      1,474,952     1,471,850
   Transportation equipment                      149,277       149,277
                                              ----------    ----------
                                               5,675,076     5,498,322
   Less:   accumulated depreciation           (3,459,914)   (3,422,714)
                                              ----------    ----------
       Total property, plant and
          equipment - net                      2,215,162     2,075,608
                                              ----------    ----------

OTHER ASSETS:
   Mortgage receivable                            66,441        70,409
   Assets held for resale                        113,298       113,298
   Cash surrender value of life insurance         98,348        98,348
   Deposits and other assets                      10,993       136,389
                                               ----------    ----------
       Total other assets                        289,080       418,444
                                               ----------    ----------

TOTAL ASSETS                                  $4,738,244    $4,636,881
                                              ==========    ==========

See accompanying notes to consolidated financial statements.

                                      ( continued )

                    				-  3  -




                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        APRIL 30, 2001 AND JANUARY 31, 2001

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 April 30,      January 31,
                                                  2 0 0 1         2 0 0 1
                                                (Unaudited)      (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt        $  126,066      $   26,046
  Trade accounts payable                         1,146,445       1,003,098
  Customer deposits                              1,900,308       1,511,860
  Accrued payroll, related taxes and
    withholdings                                   118,959         103,659
  Accrued income taxes                                 --            1,374
  Due to related parties                            99,426          97,802
  Accrued expenses                                 601,293         685,844
                                                ----------        ----------
     Total current liabilities                   3,992,497        3,429,683

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               160,000          200,000
     Others                                         10,000           10,000
  Notes payable-related parties                    150,000          183,349
  Mortgage payable                                 198,750              ---
  Other                                            123,988           45,736
Other long-term liability                           98,348           98,348
                                                -----------      ----------
    Total liabilities                            4,733,583        3,967,116
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued
      7,759,299                                      77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (4,870,051)     (4,204,947)
                                                 -----------      ----------
                                                    889,096       1,554,200
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                       4,661         669,765
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $4,738,244      $4,636,881
                                               =============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                  (UNAUDITED)
(CAPTION)
                                            Three Months Ended
                                               April 30,
                                          -------------------
                                          2 0 0 1    2 0 0 0
                                         ---------   --------
NET SALES                                $1,122,910  $1,672,691

COST OF SALES                               765,825   1,064,075
                                         ----------  ----------
GROSS PROFIT                                357,085     608,616
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               153,336     222,481
  Selling, general and administrative       868,829     734,431
                                         ----------  ----------
   Total operating expenses               1,022,165     956,912
                                         ----------  ----------
(LOSS) FROM OPERATIONS                     (665,080)   (348,296)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             4,826       6,017
  Interest expense                          (24,770)   ( 14,843)
  Other                                      19,920      17,848
                                          ----------  ----------
   Total other income (expense) - net           (24)      9,022
                                          ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (665,104)   (339,274)

INCOME TAXES                                    ---         ---
                                          ----------  ----------
NET (LOSS)                                $(665,104)  $(339,274)
                                          ==========  ==========

PER SHARE DATA :
  Basic and diluted (loss) per share         $(.09)      $(.05)
                                          ==========  ==========




See accompanying notes to consolidated financial statements.


                      			-  5  -

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED APRIL 30, 2001 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2001


                                        Number         Par         Additional                                          Total
                                          of          value          paid-in     (Accumulated       Treasury        stockholders'
                                        shares        amount         capital        deficit)          stock           equity
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 2000            7,759,299     $  77,593     $5,681,554     $(4,037,396)     $(  884,435)     $    837,316

Net (loss) - 2001                            ---           ---            ---        (167,551)            ---           (167,551)
                                       ----------     ----------    ----------      ----------     -------------      ------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)     $(  884,435)     $    669,765

Net(loss)-3 months ended April 30, 2001      ---            ---            ---       (665,104)            ---           (665,104)
                                       ----------     -----------   ----------     ------------     ----------        -------------
Balance at April 30, 2001              7,759,299     $  77,593     $5,681,554     $(4,870,051)     $(  884,435)     $      4,661
                                       ==========    ============  ===========     ============    =============     ==============

See accompanying notes to consolidated financial statements.


                                  						-  6  -

                            LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                       (UNAUDITED)
      	                                 Three Months Ended
                                                  April 30,
                                          ----------------------------
                                           2 0 0 1          2 0 0 0
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss)                              $ (665,104)    $ (339,274)
  Adjustments to reconcile net (loss) to
    net cash (used) provided by operating
    activities:
     Depreciation and amortization            37,330         39,050
     Changes in operating assets and liabilities:
      Decrease (increase) in trade
        accounts receivable                     4,803       ( 57,447)
      (Increase) in inventories              (128,368)      (262,264)
      (Increase) in prepaid expenses and
        other current assets                 (  6,670)      ( 97,559)
      (Increase) in prepaid income taxes     (    235)           ---
      Decrease (increase) in deposits and
        other assets                          130,465       ( 43,686)
      Increase in trade
        accounts payable                      143,347        112,451
      Increase in customer deposits           388,448        581,799
      (Decrease) increase in accrued expenses
        and other current liabilities        ( 69,251)       165,068
      Increase (decrease) in due to
         related parties                        1,624       ( 23,459)
      (Decrease) in accrued income taxes     (  1,374)      (  7,700)
                                             ---------      ----------
  Net cash (used) provided by
   operating activities                      ( 164,985)       66,979
                                             ---------      ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment ( 46,754)      ( 79,670)
  Issuance of note receivable                     ---       ( 50,000)
  Payments on note receivable                     879          5,376
  Payments on mortgage receivable                 330            474
                                             ---------      ----------
  Net cash (used) by investing activities    ( 45,545)      (123,820)
                                             ---------      ----------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt    225,000            ---
   Loan origination fees                     (   5,199)           ---
   Repayments of long-term debt              (  51,327)     (   1,487)
                                            -----------     -----------
  Net cash provided (used) by financing
     activities                                168,474      (   1,487)
                                            -----------     -----------
Net (decrease) in cash and
     cash equivelants                        (  42,056)     (  58,328)

Cash and cash equivelants at
     beginning of period                       286,226        356,306
                                            -----------     -----------
Cash and cash equivelants at
     end of period                           $ 244,170      $ 297,978
                                            ===========     ==========

See accompanying notes to consolidated financial statements.
                  			-  7  -

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   APRIL 30, 2001 AND 2000

(1)  BASIS OF PRESENTATION

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

  The results of operations for the three-month periods ended April 30, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
January 31, 2001.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 7,255,059 for the three-month periods ended April 30, 2001 and April 30, 2000, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the three months ended April 30, 2001 and 2000.

(4)  INDEBTEDNESS

   Through April 30, 2001, the Company has authorized and issued $600,000 of Series B Convertible Subordinated Debentures (the "B" Debentures), and $300,000 of Series C Convertible Subordinated Debentures (the "C" Debentures) (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002.

   The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five-year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375 on the commitment date. The total number of shares of common stock originally subject to warrants was 1,500,000, fifty (50%) percent of the number of shares subject to conversion. As of April 30, 2001 and January 31 2001, there were 812,500 warrants outstanding, respectively.
The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real property owned by the Company, which are located in Chestertown, New York and Auburn, California.

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

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $83,349 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2002. The note is unsecured. In March 2001, $33,349 of this Note Payable was repaid.

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $100,000 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2003. The note is unsecured. The proceeds of the note were used to acquire a parcel of real property.

   In February 2001, the Company issued a Note Payable to a commercial bank in the amount of $225,000 bearing interest at prime plus 2%. The terms of the note call for monthly payments of $1,875 plus interest. The note matures in March 2011. The note is collateralized by a mortgage granted on the Company's Northern Regional Sales Office.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2001, cash was paid in the amounts of $25,920 for interest and $1,609 for income taxes. During the three months ended April 30, 2000, cash was paid in the amounts of $15,681 for interest and $8,169 for income taxes.

Non-cash investing and financing activity:

   During the first quarter ended April 30, 2001, the Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

   During the first quarter ended April 30, 2000, there were no non-cash investing and financing activities.

(6) SUBSEQUENT EVENT


   On May 14, 2001, an officer, director and shareholder of the Company purchased an outstanding B Debenture in the amount of $10,000 from an unrelated third party holder of said debenture. The officer, director and shareholder agreed to extend the due date of said debenture to May 15, 2003, as similar B Debenture holders had done in February 2001. Accordingly, this debt has been reflected as a long-term liability in the accompanying consolidated financial statements.

(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statements of Operations for the three months ended April 30, 2000 have been reclassified to conform with the presentation for the three months ended April 30, 2001.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                 PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended April 30, 2001 vs. April 30, 2000

   Net sales were $1,122,910 for the three months ended April 30, 2001 as compared to $1,672,691 in the same period in 2000, a decrease of $549,781, or 33% When compared with the previous year, there was a 36% decrease in the number of units shipped, and the average sales value per unit shipped increased 3%. The net increase in sales value per unit shipped was the result of several factors. A ten-percent price increase effective
March 1, 2000 contributed to increased per unit value, and a decrease in the average size of models shipped during this period had the effect of reducing the average per unit value. The decrease in units shipped was due to numereous late winter snowstorms that caused postponements of deliveries.

   Gross profit amounted to $357,086, or 32% of net sales for the three months ended April 30, 2001 as compared to $608,616, or 36% for the same period in 2000. Gross profit decreased for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000 due to a slight increase in sales discounts allowed, and increases in direct labor and mahufacturing overhead expenses, as a percentage of sales. Discounts allowed were slightly higher during the three months ended April 30, 2001 due to more generous sales promotions used periodically during fiscal 2001. While material, direct labor and manufacturing overhead costs all decreased in absolute dollars, direct labor and manufacturing costs increased as a percentage of sales due to the lower number of units shipped during the first quarter ended April 30, 2001. Material costs decreased by 2.5%, which was reflective of lower building material costs during the period compared to the previous year. Direct labor and manufacturing costs declined 5.4% from the prrevious year due principally to cost control efforts.

   Total operating expenses of $1,022,165, or 91% of net sales, increased $65,253 from the previous year's amount of $956,912, or 57% of net sales. The overall increase in total operating expenses was 7%. Sales commissions were $153,336 for the three months ended April 30, 2001 and $222,481 for the three months ended April 30, 2000. Commissions were 14% and 13% of sales in 2001 and 2000, respectively. Selling, general and administrative expenses were $868,829 for the three months ended April 30, 2001 compared with $734,431 in the same period of the previous year, an increase of $134,398, or 18%. Selling, general and administrative expenses were 77% and 44% of net sales in 2001 and 2000, respectively. The increase in these expenses was primarily the result of increased spending on advertising, trade show expositions, postage and delivery costs and professional fees. The Company also incurred expenses for a shareholders' meeting during the three months ended April 30, 2001 that did not occur during the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both April 30, 2001 and April 30, 2000 of $1,758,495 and $1,315,289, respectively. For the three months ended April 30, 2001 working capital decreased $471,641 as compared to a decrease of $424,047 in the same period in 2000. As of the Company's fiscal year end at January 31, 2001 current liabilities exceeded current assets by $1,286,854. At April 30, 2001 the Company's backlog of undelivered contracts was approximately $17,406,000. Cash was primarily used during the three-month period ended April 30, 2001 to fund the operating loss, to purchase inventory, to pay for accrued expenses and other current liabilities, to continue to construct a new sales model and to repay long-term debt. Cash was primarily provided through the receipt of customer deposits, an increase in accounts payable and the issuance of long-term debt.

  For the three months ended April 30, 2001, the Company's operations used cash in the amount of $164,985. Comparatively, the Company's operations provided cash in the amount of $66,979 for the three months ended April 30, 2000. Overall, the Company experienced a net decrease in its cash position of $42,056 during the three months ended April 30, 2001 as compared to a net decrease in its cash position of $58,328 during the three months ended
April 30, 2000.

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 2001 of $665,104. As of April 30, 2001, current liabilities exceeded current assets by $1,758,495. However, the Company had net stockholders' equity of $4,661 at April 30, 2001. Over the past several years the Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payment terms to the Company to support the Company's operations. While the Company's results from operations have shown some improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.



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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


   Financial Accounting Standards Board ("FASB")Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 and effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier applicaion permitted, requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 to fiscal years beginning June 15, 2000. Management has evaluated the impact of the application of the new rules on the Company's Consolidated Financial Statements and concluded that there is no impact on its results of operations or its financial position.

   Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in
Financial Statements", issued in December 1999 by the Securities and Exchange Commission summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101A , issued in March 2000, and SAB No. 101B, issues in June 2000, both delay the implementation of SAB No. 101. The Company implemented SAB No. 101 and the application of the new rules had no impact on the results of operations or the financial position on the Company's Consolidated Financial Statements.

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

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
		   None

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on
          February 8, 2001. At the Annual Meeting of Shareholders, the shareholders elected all deven members of the Board of Directors to serve until the 2001 Annual Meeting of Shareholders. The following sets forth the number of votes for and withheld from each of the seven directors:

          Name                        For               Withheld
          ----                        ---               --------
         John D. Shepherd             6,508,642         81,061
         Richard C. Farr              6,538,534         51,149
         Samuel J. Padula             6,538,730         50,973
         Steven Patlin                6,538,730         50,973
         Reginald W. Ray, Jr.         6,538,730         50,973
         William J. Thyne             6,538,730         50,973
         Leslie M. Apple              6,538,598         51,105

         The only other item of business at the Company's Annual meeting of Shareholders was to ratify the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending January 31, 2001. The proposal was passed by the following vote: For - 6,535,781, Against - 3,281, Abstain - 50,641.

Item 5.   Other Information
		   None

Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibit Index
                 None
             b.  Reports on form 8-K
                 None

					SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						June 14, 2001

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President, Chief
                                    Financial Officer, Secretary and Treasurer

						June 14, 2001