Form 10QSB
period 2001-07-31
LINCOLN LOGS LTD
filed 2001-09-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington D. C. 20549


                            FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES ACT OF 1934


                  For the quarterly period ended July 31, 2001

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

           Class                          Outstanding at September 13, 2001
  Common Stock,  $ .01 par value                 7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS

     		Consolidated balance sheets as of
             July 31, 2001 and January 31, 2001                 3 - 4

	     	Consolidated statements of operations
             for the six months ended July 31, 2001 and 2000    5

     		Consolidated statements of operations
             for the three months ended July 31, 2001 and 2000  6

            Consolidated statements of changes in stockholders'
             equity for the six months ended July 31, 2001
             and the twelve months ended January 31, 2001       7

     		Consolidated statements of cash flows
             for the six months ended July 31, 2001 and 2000    8

            Notes to consolidated financial statements          9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                           14 - 17


PART II.  OTHER INFORMATION                                     18


SIGNATURES                                                      18








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2001 AND JANUARY 31, 2001

                                ASSETS
                                                July 31,        January 31,
                                                2 0 0 1          2 0 0 1
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  301,425       $  286,226
  Trade accounts receivable, net of $16,000
     allowance for doubtful accounts              113,647          140,440
  Inventories (principally raw materials)       1,240,940        1,148,453
  Prepaid expenses and other current assets       606,763          548,952
  Prepaid income taxes                              1,035              ---
  Mortgage and note receivable                     18,827           18,758
                                               ----------       ----------
     Total current assets                       2,282,637        2,142,829
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,389,878        2,338,757
  Machinery and equipment                         879,910          703,197
  Furniture and fixtures                        1,537,678        1,471,850
  Transportation equipment                        149,277          154,602
                                               -----------       ---------
                                                5,791,984        5,498,322
  Less: accumulated depreciation               (3,497,114)      (3,422,714)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,294,870        2,075,608
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              65,895           70,409
  Assets held for resale                          113,298          113,298
  Cash surrender value of life insurance           98,348           98,348
  Deposits and other assets                        10,863          136,389
                                                ---------        ---------
     Total other assets                           288,404          418,444
                                                ---------        ---------
TOTAL ASSETS                                   $4,865,911       $4,636,881
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

            					-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 2001 AND JANUARY 31, 2001

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  July 31,      January 31,
                                                  2 0 0 1        2 0 0 1
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $   50,000      $      ---
    Others                                          80,106          26,046
  Trade accounts payable                           890,108       1,003,098
  Customer deposits                              1,920,714       1,511,860
  Accrued payroll, related taxes and
    withholdings                                   104,568         103,659
  Accrued income taxes                                 ---           1,374
  Due to related parties                            53,115          97,802
  Accrued expenses                                 749,939         685,844
                                                ----------        ----------
     Total current liabilities                   3,848,550        3,429,683

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               160,000          200,000
     Others                                         10,000           10.000
  Notes payable-related parties                     90,000          183,349
  Mortgage payable                                 193,125              ---
  Other                                            105,709           45,736
Other long-term liability                           98,348           98,348
                                                -----------      ----------
    Total liabilities                            4,505,732        3,967,116
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 pare value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299            77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (4,514,533)     (4,204,947)
                                                 -----------      ----------
                                                  1,244,614       1,554,200
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                     360,179         669,765
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,865,911      $4,636,881
                                                ============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                  (UNAUDITED)
                                            Six Months Ended
                                               July 31,
                                          -------------------
                                          2 0 0 1    2 0 0 0
                                         ---------   --------
NET SALES                                $4,535,844  $5,606,947

COST OF SALES                             2,652,053   3,349,192
                                         ----------  ----------
GROSS PROFIT                              1,883,791   2,257,755
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               597,352     723,301
  Selling, general and administrative     1,603,639   1,457,505
                                         ----------  ----------
   Total operating expenses               2,200,991   2,180,806
                                         ----------  ----------
(LOSS) INCOME FROM OPERATIONS              (317,200)     76,949
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             9,623      13,711
  Interest expense                         ( 47,632)   ( 27,636)
  Other                                      45,623      38,054
                                          ----------  ----------
   Total other income (expense) - net         7,614      24,129
                                          ----------  ----------
(LOSS) INCOME BEFORE INCOME TAXES          (309,586)    101,078

INCOME TAXES                                    ---      10,428
                                         ----------  ----------
NET (LOSS) INCOME                         $(309,586)  $  90,650
                                          ==========  ==========

PER SHARE DATA:
  Basic (loss) earnings per share           $(.04)       $.01
                                          ==========  ==========
  Diluted (loss) earnings per shsre         $(.04)       $.01
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


                    			-  5  -

                       LINCOLN LOGS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                  (UNAUDITED)
                                            Three Months Ended
                                               July 31,
                                          -------------------
                                          2 0 0 1    2 0 0 0
                                         ---------   --------
NET SALES                                $3,412,935  $3,934,256

COST OF SALES                             1,886,136   2,283,117
                                         ----------  ----------
GROSS PROFIT                              1,526,799   1,651,139
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               444,015     500,820
  Selling, general and administrative       734,813     725,074
                                         ----------  ----------
   Total operating expenses               1,178,828   1,225,894
                                         ----------  ----------
INCOME FROM OPERATIONS                      347,971     425,245
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             4,795       7,694
  Interest expense                          (22,864)    (12,793)
  Other                                      25,703      20,206
                                          ----------  ----------
   Total other income (expense) - net         7,634      15,107
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                  355,605     440,352

INCOME TAXES                                    ---      10,428
                                          ----------  ----------
NET INCOME                                $ 355,605   $ 429,924
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings per share                  $.05         $.06
                                          ==========  ==========

  Diluted earnings per share                $.04         $.05
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


               			-  6  -

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JULY 31, 2001 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2001


                                        Number         Par         Additional                                          Total
                                          of          value          paid-in     (Accumulated       Treasury        stockholders'
                                        shares        amount         capital        deficit)          stock           equity
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 2000            7,759,299     $  77,593     $5,681,554     $(4,037,396)     $(  884,435)     $    837,316

Net (loss) - 2001                            ---           ---            ---        (167,551)            ---           (167,551)
                                       ----------     ----------    ----------      ----------     -------------      ------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)     $(  884,435)     $    669,765

Net(loss)-6 months ended July 31, 2001       ---            ---            ---       (309,586)            ---           (309,586)
                                       ----------     -----------   ----------     ------------     ----------        -------------
Balance at July 30, 2001               7,759,299     $  77,593     $5,681,554     $(4,514,533)     $(  884,435)     $    360,179
                                       ==========    ============  ===========     ============    =============     ==============

See accompanying notes to consolidated financial statements.


                                  						-  7  -

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                (UNAUDITED)
                                               Six Months Ended
                                                  July 31,
                                          ----------------------------
                                           2 0 0 1          2 0 0 0
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net (loss) income                       $ (309,586)    $   90,650
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
     Depreciation and amortization            74,660         58,140
  Changes in operating assets and liabilities:
   Decrease (increase) in trade
      accounts receivable                     26,793        ( 76,220)
   (Increase) in inventories                ( 92,487)       (118,147)
   (Increase) in prepaid expenses
      and other current assets              ( 57,811)       ( 72,382)
   (Increase) in prepaid income taxes       (  1,035)       (    885)
   Decrease (increase) in deposits
      and other assets                       130,465        ( 43,686)
   (Decrease) increasein trade
      accounts payable                      (112,990)         72,433
   Increase in customer deposits             408,854         382,408
   Increase in accrued expenses
      and other current liabilities           65,004         259,045
   (Decrease) in due to related parties     ( 44,687)       ( 76,760)
   (Decrease) increase in accrued
      income taxes                          (  1,374)          3,144
                                           ----------      ----------
Net cash provided by
  operating activities                        85,806         477,740
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                        (163,662)       (140,519)
   Issuance of note receivable                   ---        ( 50,000)
   Repayments on note receivable               3,614          42,662
   Payments received on mortgage receivable      831           1,111
                                           ----------      ----------
   Net cash (used) by investing activities  (159,217)       (146,746)
                                           ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt   225,000              ---
  Loan origination fees                     (  5,199)             ---
  Repayments of long-term debt              (131,191)        (  3,385)
                                           ----------       ----------
   Net cash provided (used) by financing
     activities                               88,610         (  3,385)
                                           ----------       ----------
Net increase in cash and cash equivalents     15,199          327,609

Cash and cash equivalents at
   beginning of period                       286,226          356,306
                                           ----------      ----------
Cash and cash equivalents at
    end of period                           $301,425         $683,915
                                           ==========      ==========

See accompanying notes to consolidated financial statements.
                 				-  8  -

                    	    LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	  JULY 31, 2001 AND 2000

(1)  BASIS OF PRESENTATION

   The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month periods and three-month periods ended July 31, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 7,255,059 and 7,255,059 for the six-month periods ended July 31, 2001 and 2000, respectively, and 7,255,059 and 7,255,059 for the three-month periods ended July 31, 2001 and 1999, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings per share under the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share for the six-month period ended July 31, 2001 because the effect of including stock options, warrants and the assumed conversion of the convertible subprdinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2001 and 2000 was determined as follows:
                                                       2001       2000
                                                       -----      -----
  Net income (loss) used to calculate basic earnings
     (loss0 per share                                  $(309,586) $90,650
  Add back interest expense related to convertible
     debentures                                             ---    13,200
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      (loss) per share                                 $(309,586) $103,850
                                                       ========== ========

   The denominator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2001 and 2000 was determined as follows:

                                                           2001     2000
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings per share                           7,255,059   7,255,059
  Add shares issuable assuming conversion of
     convertible debentures                                   ---   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  ---     215,073
  Add shares issuable assuming exercise of outstanding
     stock options                                            ---     226,215
                                                          --------  --------
  Denominator for calculation of diluted earnings
     (loss) per share                                   7,255,059   8,858,847
                                                       ==========   =========
  Basic earnings (loss) per share                        $ (0.04)     $ 0.01
                                                         ========    ========
  Diluted earnings (loss) per share                      $ (0.04)     $ 0.01
                                                         ========    ========

   There were 812,500 stock purchase warrants outstanding at July 31, 2001 that were not included in the computation of diluted earnings (loss) per share for the six-month period as their effect was anti-dilutive. Furhter, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at July 31, 2001 were not included in the computation of diluted (loss) per share for the six-month period as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2001 and 2000 was determined as follows:
                                                       2001       2000
                                                       -----      -----
  Net income used to calculate basic earnings
     per share                                        $355,605   $429,924
  Add back interest expense related to convertible
     debentures                                          6,600      6,600
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      per share                                       $362,205   $436,524
                                                      =========  =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2001 and 2000 was determined as follows:
                                                           2001     2000
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings per share                           7,255,059   7,255,059
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  ---     164,228
  Add shares issuable assuming exercise of outstanding
     stock options                                        108,442     216,064
                                                          --------   --------
  Denominator for calculation of diluted earnings
     per share                                          8,526,001   8,797,851
                                                        ==========  =========

  Basic earnings per share                                $ 0.05      $ 0.06
                                                          ========    =======
  Diluted earnings per share                              $ 0.04      $ 0.05
                                                          =======     =======

There were 812,500 stock purchase warrants outstanding at July 31, 2001 that were not included in the computation of diluted earnings per share for the three-month period ended July 31, 2001 as their effect was anti-dilutive.


(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the six months ended July 31, 2001. During the six months ended July 31, 2000 the Company accrued income tax expense related to federal Alternative Minimum Tax and state income tax in one state. The Company began doing business in a new state and did not have any Net Operating Losses attributable to that state to offset apportioned taxable income.

(4)  INDEBTEDNESS

   Through July 31, 2001, the Company had authorized and issued $600,000 of Series B Convertible Subordinated Debentures (the "B Debentures"), and $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures") (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002.

   The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock subject to warrants was 1,500,000, fifty (50%) of the number subject to conversion. As of July 31, 2001 and January 31, 2001, there were 812,500 warrants outstanding, respectively. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real estate owned by the Company, which are located in Chestertown, New York and Auburn, California.

   As disclosed in the above paragraph, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001. In February 2001, holders of B Debentures with a face amount of $160,000 agreed to extend the maturity date to May 15, 2003. In May 2001, holders of B Debentures with a face amount of $10,000 agreed to extend the maturity date to May 15, 2003. During fiscal year 1999, $275,000 of B Debentures were converted into common stock of the Company, and 687,500 shares of the Company's common stock were issued upon the exercise of warrants related to the $275,000 of B Debentures that were converted. In January 2000, $125,000 of B Debentures were repaid.

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

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amont of $83,349 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2002. The note is unsecured. As of July 31, 2001, this Note Payable has been repaid in full.

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $100,000 bearing interest, payable monthly, at a rate of 12% and due August 15, 2003. The note is unsecured. The proceeds of the note were used to acquire a parcel of real property. As of July 31, 2001, $10,000 of this Note Payable has been repaid.

   In February 2001, the Company issued a Note Payable to a commercial bank in the amount of $225,000 bearing interest at prime plus 2%. The terms of the note call for monthly payments of $1,875 plus interest. The note matures in March 2011. The note is collateralized by a mortgage on the Company's Northern Regional Sales Office.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 2001, cash was paid in the amounts of $48,405 for interest and $2,409 for income taxes. During the six months ended July 31, 2000, cash was paid in the amounts of $28,759 for interest and $8,169 for income taxes.

Non-cash investing and financing activity:

     During the six months ended July 31, 2001, the Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

     During the six months ended July 31, 2000, the Company entered into a capital lease for certain machinery and equipment in the amount of $42,700.

(7)  RECLASSIFICATIONS

     Certain amounts in the Consolidated Statements of Operations for the three months and six months ended July 31, 2000 have been reclassified to conform with the presentation for the three months and six months ended July 31, 2001.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended July 31, 2001 vs. July 31, 2000

   Net sales were $4,535,844 for the six months ended July 31, 2001 as compared to $5,606,947 in the same period in 2000, a decrease of $1,071,103, or 19%. When compared to the previous year, there was a 20% decrease in the number of housing units shipped, and the average sales value per housing unit shipped increased 1%. The increase in sales value per unit shipped resulted from the shipment of homes that were both larger and more expensive than those shipped in the same period of the previous year. The decrease in sales and in the number of housing units shipped was due to a combination of factors, which when taken together had a negative impact on deliveries. Among these factors were the continued scarcity of construction personnel, a slowing national economy, the difficulty of processing construction plans for building permits by municipalities (particularly in the western portion of the United States), and in the first three months of the period unfavorable weather conditions.

   Gross profit amounted to $1,883,791, or 42% of net sales for the six months ended July 31, 2001 as compared to $2,257,755, or 40% for the same period in 2000. The increase in gross profit percentage was due to a combination of lower material costs and slightly higher direct labor costs. Material costs decreased 3%, which was reflective of lower material costs during the period compared to the previous period. Direct labor costs increased 1% from the previous year due principally to slightly increased wage and benefit costs.

   Total operating expenses of $2,200,991, or 49% of net sales, increased $20,185 from the previous year's amount of $2,180,806, or 39% of net sales. The overall increase in total operating expenses was 1%. Sales commissions were $597,352 for the six months ended July 31, 2001 and $723,301 for the six months ended July 31, 2000. Commissions were 13% of net sales in both 2001 and 2000, respectively. While commissions decreased in absolute dollars as a result of the decreased sales volume, they remained constant as a percentage of sales. Selling, general and administrative expenses were $1,603,639 for the six months ended July 31, 2001 compared with $1,457,505 in the same period of the previous year, an increase of $146,134, or 10%. The increase in expenses was primarily the result of increased spending on advertising, trade show expositions, salaries and professional fees.

Three months ended July 31, 2001 vs. July 31, 2000

   Net sales for the three month periods ended July 31, 2001 and 2000 were $3,412,935 and $3,934,256, respectively. Net sales decreased $521,321, or 13% in the three month period ended July 31, 2001 compared to the same period of the previous year. When compared to the same period in the prior fiscal year, there was a 14% decrease in housing units delivered. The average value per housing unit shipped increased by 1%. There were several factors that contributed to the decrease in sales during this this period. Among them were the difficulty of getting construction plans through the municipal permitting process, particularly in the western region of the United States, the continued lack of availability of construction personnel and the effect of the slowing national economy. No one item was a principal cause of the shipping decline, but together they had a deleterious effect on shipments. The increase in value per housing unit shipped was primarily the result of the shipment of units that were larger and more expensive than those shipped in the same period of the previous year.

   Gross profit was $1,526,799, or 45% of net sales, for the three months ended July 31, 2001 as compared to $1,651,139, or 42% for the same period in 2000. The increase in gross profit percentage was due to a combination of lower material costs that were offset by slightly higher direct labor costs. Material costs decreased 4%, which was reflective of lower material costs when compared to the same period of the previous year. Direct labor costs increased by 1% from the previous year due principally to a minimal increase of employment coupled with slightly increased wage and benefit costs.

   Total operating expenses of $1,178,828, or 35% of net sales, decreased $47,066 from the previous year's amount of $1,225,894, or 31% of net sales. The overall decrease in total operating expenses was 4%. Sales commissions were $444,015 in the three-month period ended July 31, 2001 and $500,820 in the three-month period ended July 31, 2000. Commissions were 13% of net sales in each respective period. While commissions decreased in absolute dollars as a result of the decreased sales volume, they remained constant as a percentage of sales. Selling, general and administrative expenses were $734,813 for the three months ended July 31, 2001 compared with $725,074 in the same period of the previous year, an increase of $9,739, or 1%.
The net increase in selling, general and administrative costs was the result of numereous increases and decreases in various cost categories none of which were significant. The Company continues to monitor its cost containment efforts.


LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 2001 and July 31, 2000 of $1,565,913 and $1,105,381, respectively. For the six months ended July 31, 2001 working capital decreased by $279,059 as compared to a decrease of $214,139 in the same period in 2000. As of the Company's fiscal year end at January 31, 2001 current liabilities exceeded current assets by $1,286,854. At July 31, 2001 the Company's backlog of undelivered contracts was approximately $17,109,000. During the six-month period ended July 31, 2001, cash was primarily provided by the receipt of customer deposits and the proceeds from the issuance of long-term debt.
Cash was primarily used to purchase inventory, to pay trade payables, to repay amounts due to related parties, to service debt, to continue to construct a new sales model, and acquire equipment.

   For the six months ended July 31, 2001 and July 31, 2000 the Company's operations provided cash in the amounts of $85,806 and $477,740, respectively. Overall, the Company experienced a net increase in its cash position of $15,199 during the six months ended July 31, 2001 as compared with an increase in its cash position of $327,609 during the six months ended July 31, 2000.

   As shown in the consolidated financial statements, the Company incurred a net loss during the six months ended July 31, 2001 of $309,586. As of July 31, 2001, current liabilities exceeded current assets by $1,565,913. However, the company has net stockholders' equity of $360,179. Over the past several years, the Company has principally rellied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations. While the Company's operations have shown improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.


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

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
		   None

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on
          August 22, 2001. At the Annual Meeting of Shareholders, the shareholders elected all seven members of the Board of Directors to serve until the 2002 Annual Meeting of Shareholders. The following sets forth the number of votes for and withheld from each of the seven directors:

          Name                        For               Withheld
          ----                        ---               --------
         John D. Shepherd             6,631,106          1,811
         Richard C. Farr              6,630,900          2,017
         Samuel J. Padula             6,630,994          1,923
         Steven Patlin                6,631,194          1,723
         Reginald W. Ray, Jr.         6,631,194          1,723
         William J. Thyne             6,631,194          1,723
         Leslie M. Apple              6,631,194          1,723

         The only other item of business at the Company's Annual meeting of Shareholders was to ratify the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending January 31, 2002. The proposal was passed by the following vote: For - 6,631,382, Against - 701, Abstain - 834.

Item 5.   Other Information
		   None

Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibit Index
                 None
             b.  Reports on form 8-K
                 None

					SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						s/  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						September 14, 2001

						s/  William J. Thyne
						William J. Thyne
						Executive Vice President
                                    Chief Financial Officer, Secretary
                                    and Treasurer

						September 14, 2001