Form 10QSB
period 2001-10-31
LINCOLN LOGS LTD
filed 2001-12-12
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended October 31, 2001

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

           Class                          Outstanding at December 12, 2001
  Common Stock,  $ .01 par value                 7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 2001 and January 31, 2001                 3 - 4

	     	Consolidated statements of operations
             for the nine months ended October 31, 2001 and 2000   5

     		Consolidated statements of operations
             for the three months ended October 31, 2001 and 2000  6

            Consolidated statementS of changes in stockholders'
             equity for the nine months ended
             October 31, 2001 and the twelve months ended
             January 31, 2001                                      7

     		Consolidated statements of cash flows
             for the nine months ended October 31, 2001 and 2000   8

            Notes to consolidated financial statements             9 - 13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                              14 - 17


PART II.  OTHER INFORMATION                                        18


SIGNATURES                                                         19








                                      - 2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 2001 AND JANUARY 31, 2001

                                ASSETS
                                               October 31,     January 31,
                                                2 0 0 1          2 0 0 1
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivelants                    $  557,142       $  286,226
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199 at October 31, 2001 and
     $16,000 at January 31, 2001                   93,001          140,440
  Other receivable                                132,969              ---
  Inventories (principally raw materials)       1,059,060        1,148,453
  Prepaid expenses and other current assets       602,641          548,952
  Prepaid income taxes                              1,035              ---
  Mortgage and note receivable                     17,324           18,758
                                               ----------       ----------
     Total current assets                       2,463,172        2,142,829
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,399,243        2,338,757
  Machinery and equipment                         879,910          703,197
  Furniture and fixtures                        1,618,896        1,471,850
  Transportation equipment                        149,277          149,277
                                               -----------       ---------
                                                5,882,567        5,498,322
  Less: accumulated depreciation               (3,534,314)      (3,422,714)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,348,253        2,075,608
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              65,342           70,409
  Assets held for resale                           27,028          113,298
  Cash surrender value of life insurance           98,348           98,348
  Deposits and other assets                        20,437          136,389
                                                ---------        ---------
     Total other assets                           211,155          418,444
                                                ---------        ---------
TOTAL ASSETS                                   $5,022,580       $4,636,881
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ( continued )
                        OCTOBER 31, 2001 AND JANUARY 31, 2001

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                October 31,     January 31,
                                                  2 0 0 1        2 0 0 1
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties                             $   50,000      $      ---
    Others                                          89,013          26,046
  Trade accounts payable                           702,442       1,003,098
  Customer deposits                              2,028,793       1,511,860
  Accrued payroll, related taxes and
    withholdings                                    45,104         103,659
  Accrued income taxes                                 --            1,374
  Due to related parties                            11,061          97,802
  Accrued expenses                                 741,087         685,844
                                                ----------        ----------
     Total current liabilities                   3,667,500        3,429,683

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               170,000          200,000
     Others                                            ---           10.000
  Notes payable-related parties                     45,000          183,349
  Mortgage payable                                 187,500              ---
  Other                                            125,165           45,736
Other long-term liability                           98,348           98,348
                                                -----------      ----------
    Total liabilities                            4,293,513        3,967,116
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299            77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (4,145,645)     (4,204,947)
                                                 -----------      ----------
                                                  1,613,502       1,554,200
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                 -----------    ------------
     Total stockholders' equity                     729,067         669,765
                                                  ----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $5,022,580      $4,636,881
                                              ==============    ============

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                  (UNAUDITED)
<CAPTION)
                                            Nine Months Ended
                                               October 31,
                                          -------------------
                                          2 0 0 1    2 0 0 0
                                         ---------   --------
NET SALES                                $7,922,181  $8,253,066

COST OF SALES                             4,470,165   4,957,430
                                         ----------  ----------
GROSS PROFIT                              3,452,016   3,295,636
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                             1,027,285   1,081,624
  Selling, general and administrative     2,422,360   2,199,329
                                         ----------  ----------
   Total operating expenses               3,449,645   3,280,953
                                         ----------  ----------
INCOME FROM OPERATIONS                        2,371      14,683
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                            13,441      21,664
  Interest expense                         ( 80,222)   ( 39,775)
  Other                                     123,712      61,940
                                          ----------  ----------
   Total other income (expense) - net        56,931      43,829
                                          ----------  ----------
INCOME BEFORE INCOME TAXES                   59,302      58,512

INCOME TAXES                                    ---      10,428
                                          ----------  ----------
NET INCOME                                $  59,302   $  48,084
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings per share                  $.01        $ .01
                                          ==========  ==========
  Diluted earnings per share                $.01        $ .01
                                          ==========  ==========


See accompanying notes to consolidated financial statements.


             				-  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                               October 31,
                                          -------------------
                                          2 0 0 1    2 0 0 0
                                         ---------   --------
NET SALES                                $3,386,337  $2,646,119

COST OF SALES                             1,818,112   1,608,235
                                         ----------  ----------
GROSS PROFIT                              1,568,225   1,037,884
                                         ----------  ----------
OPERATING EXPENSES:
  Commissions                               429,933     358,323
  Selling, general and administrative       818,721     741,827
                                         ----------  ----------
   Total operating expenses               1,248,654   1,100,150
                                         ----------  ----------
INCOME (LOSS) FROM OPERATIONS              319,571)     (62,266)
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income                             3,818       7,953
  Interest expense                          (32,590)    (12,139)
  Other                                      78,089      23,886
                                          ----------  ----------
   Total other income (expense) - net        49,317      19,700
                                          ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES           368,888)    (42,566)

INCOME TAXES                                    ---         ---
                                          ----------  ----------
NET INCOME (LOSS)                         $ 368,888)  $ (42,566)
                                          ==========  ==========

PER SHARE DATA:
  Basic earnings and loss per share           $.05      $(.01)
                                          ==========  ==========

  Diluted earnings and loss per share         $.04      $(.01)
                                          ==========  ==========

See accompanying notes to consolidated financial statements.


     				       	-  6  -

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED) AND
                   THE TWELVE MONTHS ENDED JANUARY 31, 2001


                                        Number         Par         Additional                                          Total
                                          of          value          paid-in     (Accumulated       Treasury        stockholders'
                                        shares        amount         capital        deficit)          stock           equity
                                       ---------     ---------     ----------     ------------     ------------    -------------
Balance at January 31, 2000            7,759,299     $  77,593     $5,681,554     $(4,037,396)     $(  884,435)     $    837,316

Net (loss) - 2001                            ---           ---            ---        (167,551)            ---           (167,551)
                                       ----------     ----------    ----------      ----------     -------------      ------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)     $(  884,435)     $    669,765

Net income-9 months
    ended October 31, 2001                   ---            ---            ---         59,302            ---             59,302
                                       ----------     -----------   ----------     ------------     ----------        -------------
Balance at October 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,145,645)     $(  884,435)     $    729,067
                                       ==========    ============  ===========     ============    =============     ==============

See accompanying notes to consolidated financial statements.


                                  						-  7  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                (UNAUDITED)
                                               Nine Months Ended
                                                  October 31,
                                          ----------------------------
                                           2 0 0 1          2 0 0 0
                                          ----------       ---------
OPERATING ACTIVITIES:
  Net income                              $   59,302     $   48,084
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization           111,990         95,340
     (Gain) on sale of assets held
        for resale                           (46,698)        (9,714)
  Changes in operating assets and liabilities:
   Decrease in trade accounts receivable      47,439        120,153
   Decrease (increase) in inventories         89,393       (270,566)
   (Increase) in prepaid expenses
      and other current assets               (53,689)      (149,000)
   (Increase) in prepaid income taxes         (1,035)          (409)
   Decrease (increase) decrease in deposits
      and other assets                        120,761       (43,686)
   (Decrease)in trade accounts payable       (300,656)         (377)
   Increase in customer deposits              516,933        522,365
   (Decrease) increase increase in accrued
      expenses payroll and withholdings        (3,312)        86,877
   (Decrease) increase in due to
      related parties                         (86,741)      (115,601)
   (Decrease) in accrued income taxes          (1,374)        (7,700)
                                           ----------      ----------
Net cash provided by
  operating activities                        452,313        275,706
                                           ----------      ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                         (209,422)      (209,653)
   Proceeds from sale of assets
       held for resale                            ---         10,000
   Issuance of note receivable                    ---        (50,000)
   Repaymentsof note receivable                 5,501         50,000
   Payments received on mortgage receivable     1,000          1,435
                                            ----------     ----------
   Net cash (used) by investing activities   (202,921)      (198,218)
                                            -----------    ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt    225,000            ---
  Loan origination fees                       (5,199)            ---
  Repayments of long-term debt               (198,277)        (6,403)
                                            ----------      ----------
   Net cash provided (used) by financing
     activities                                21,524         (6,403)
                                            ----------      ----------
Net increase in cash and cash equivalents     270,916         71,085

Cash and cash equivalents at
   beginning of period                        286,226        356,306
                                           -----------      ----------
Cash and cash equivalents at
    end of period                           $557,142        $427,391
                                           ===========      ==========

See accompanying notes to consolidated financial statements.
     						-  8  -

			           LINCOLN LOGS LTD. AND SUBSIDIARIES
                 		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           	  OCTOBER 31, 2001 AND 2000

(1)  BASIS OF PRESENTATION

   The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month periods and three-month periods ended October 31, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 7,255,059 and 7,255,059 for the nine-month periods ended October 31, 2001 and 2000, respectively, and 7,255,059 and 7,255,059 for the three-month periods ended October 31, 2001 and 2000, respectively.

   Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the respective periods.
When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options and warrants are included in the computation of earnings (loss) per share under the treasury stock method if the effect is dilutive. Dilutive loss per share is the same as basic loss per share for the nine-month period ended October 31, 2000 because the effect of including stock options, warrants and the assumed conversion of the convertible subordinated debentures would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 2001 and 2000 was determined as follows:
                                                          2001       2000
                                                         -----      -----
  Net income used to calculate basic earnings
     per share                                         $ 59,302  $ 48,084
  Add back interest expense related to convertible
     debentures                                          19,800    19,800
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      per share                                        $ 79,102  $ 67,884
                                                       ========= ========

   The denominator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 2001 and 2000 was determined as follows:

                                                           2001     2000
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic earnings (loss) per share                    7,255,059   7,255,059
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500   1,162,500
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  ---     135,416
  Add shares issuable assuming exercise of outstanding
     stock options                                         63,522     207,734
                                                          --------  --------
  Denominator for calculation of diluted earnings
     (loss) per share                                   8,481,081   8,760,709
                                                       ==========   =========
  Basic earnings (loss) per share                         $ 0.01      $ 0.01
                                                         ========    ========
  Diluted earnings (loss) per share                       $ 0.01      $ 0.01
                                                         ========    ========

   There were 812,500 stock purchase warrants outstanding at October 31, 2000 that were not included in the computation of diluted earnings (loss) per share for the nine-month period as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the three-month periods ended October 31, 2001 and 2000 was determined as follows:
                                                         2001       2000
                                                        -----      -----
  Net income (loss) used to calculate basic earnings
     (loss) per share                                 $368,888   $(42,566)
  Add back interest expense related to convertible
     debentures                                          6,600        ---
                                                       --------- ---------
  Numerator for calculation of diluted earnings
      (loss) per share                                $375,488   $(42,566)
                                                      =========  =========

   The denominator in the calculation of diluted earnings (loss) per share for the three-month periods ended October 31, 2001 and 2000 was determined as follows:
                                                           2001     2000
                                                           -----    -----
  Weighted average outstanding shares used to calculate
     basic eranings (loss) per share                    7,255,059   7,255,059
  Add shares issuable assuming conversion of
     convertible debentures                             1,162,500         ---
  Add shares issuable assuming exercise of outstanding
     stock purchase warrants                                  ---         ---
  Add shares issuable assuming exercise of outstanding
     stock options                                            ---         ---
                                                          --------   --------
  Denominator for calculation of diluted earnings
     (loss0 per share                                   8,417,559   7,255,059
                                                        ==========  =========

  Basic earnings (loss0 per share                         $ 0.05      $(0.01)
                                                          ========    =======
  Diluted earnings (loss) per share                       $ 0.04      $(0.01)
                                                          =======     =======

   There were 812,500 stock purchase warrants outstanding at both
October 31, 2001 and October 31, 2000 that were not included in the computation of diluted earnings (loss) per share for the three-month periods ended October 31, 2001 and October 31, 2000 as their effect was anti-dilutive. Further, shares issuable assuming conversion of convertible debentures at October 31, 2000 and shares issuable assuming exercise of outstanding stock options at October 31, 2001 and October 31, 2000 were not included in the computation of diluted earnings (loss) per share for the three-month period ended October 31, 2001 and 2000, resprectively, as their effect was anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the nine-months ended October 31, 2001. During the nine-months ended October 31, 2000, the Company accrued income tax expense related to federal Alternative Minimum Tax and state income tax in one state. The Company began doing cusiness in a new state and did not have any Net Operating Losses attributable to that state to offset apportioned taxable income.

(4)  INDEBTEDNESS

   Through October 31, 2001, the Company had authorized and issued $600,000 of Series B Convertible Subordinated Debentures (the "B Debentures"), and $300,000 of Series C Convertible Subordinated Debentures (the "C Debentures") (all of the aforementioned series of convertible debentures are collectively known as the "Debentures"). The Debentures bear interest, payable quarterly, at an annual rate of 12%. The B Debentures were originally due on May 15, 1999, and the C Debentures are due on February 25, 2002.

   The B Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after January 30, 1998. The C Debentures may be redeemed by the Company at its option, in whole or in part, at any time on or after April 25, 1999. The holders of the B Debentures have the right, upon appropriate notice, to convert the B Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.20 of principal amount. The holders of the C Debentures have the right, upon appropriate notice, to convert the C Debentures, in $10,000 units, into shares of the Company's common stock at the rate of one (1) share for each $.16 of principal amount. The B Debentures also have detachable stock purchase warrants, giving the holder the right, over a five year period, to purchase shares of the Company's common stock at the quoted market price of the Company's common stock, $.375, on the commitment date. The total number of shares of common stock originally subject to warrants was 1,500,000, fifty (50%) percent of the number of shares subject to conversion. As of October 31, 2001 and January 31, 2001, there were 812,500 warrants outstanding, respectively. The Debentures are collateralized by a security interest granted by the Company in the assets of the Company and by mortgages on certain parcels of real estate owned by the Company, which are located in Chestertown, New York and Auburn, California.

   As disclosed above, the original maturity date of the B Debentures was May 15, 1999. Prior to May 15, 1999, holders of B Debentures with a face amount of $200,000 agreed to extend the maturity date to May 15, 2001.
In February 2001, holders of B Debentures with a face amount of $160,000 agreed to extend the maturity date to May 15, 2003. In May 2001, holders of B Debentures with a face amount of $10,000 agreed to extend the maturity date to May 15, 2003. During fiscal year 1999, $275,000 of B Debentures were converted into common stock of the Company, and 687,500 shares of the Company's common stock were issued upon the exercise of warrants related to the $275,000 of B Debentures that were converted. In January 2000, $125,000 of B Debentures were repaid.

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

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amont of $83,349 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2002. The note is unsecured. As of October 31, 2001, this Note Payable has been repaid in full.

   In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $100,000 bearing interest, payable monthly, at a rate of 12% and due August 15, 2003. The note is unsecured. The proceeds of the note were used to acquire a parcel of real property. As of October 31, 2001, $55,000 of this Note Payable has been repaid.

   In February 2001, the Company issued a Note Payable to a commercial bank in the amount of $225,000 bearing interest at prime plus 2%. The terms of the note call for monthly payments of $1,875 plus interest. The note matures in March 2011. The note is collateralized by a mortgage on the Company's Northern Regional Sales Office.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 2001, cash was paid in the amounts of $84,030 for interest and $2,409 for income taxes. During the nine months ended October 31, 2000, cash was paid in the amounts of $41,277 for interest and $18,597 for income taxes.

Non-cash investing and financing activity:

     During the nine months ended October 31, 2001, the Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

	During the nine months ended October 31, 2001, the Company recorded an increase in data processing equipment of $44,824 and a related increase in long-term debt in the same amount representing a capital lease.

	During the nine months ended October 31, 2001, the Company sold its former Northeast Regional Sales Model located in Wevertown, New York.
As part of this transaction the Company recorded a decrease in Assets Held for Resale in the amount of $86,270 representing the net book value of the property, an Other Reveivable in the amount of $132,969 representing the balance due upon sale and a corresponding Gain on Sale in the amount of $46,698 representing the net gain after related expenses on this transaction.

     During the nine months ended October 31, 2000, the Company entered into a capital lease for certain machinery and equipment in the amount of $42,700.

(7)  RECLASSIFICATIONS

	Certain amounts in the Consolidated Statements of Operations for the three months and nine months ended october 31, 2000 have been reclassified to conform to the presentation for the three months and nine months ended October 31, 2001.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended October 31, 2001 vs. October 31, 2000

   Net sales were $7,922,181 for the nine months ended October 31, 2001 as compared to $8,253,066 in the same period in 2000, a decrease of $330,885, or 4%. When compared to the previous year, there was a 5% decrease in the number of housing units shipped, and the average sales value per housing unit shipped increased 1%. The decrease in sales and in the number of housing units shipped was due to a combination of factors, which when taken together had a negative impact on deliveries. Among these factors were the continued scarcity of construction personnel, a slowing national economy, the difficulty of processing construction plans for building permits by municipalities (particularly in the western portions of the United States), and unfavorable weather conditions during the first three months of the period. The increase in the average sales value per unit shipped resulted from the shipment of homes that were relatively the same size, but were slightly more expensive when compared to the same period in the previous year.

   Gross profit amounted to $3,452,016, or 44% of net sales for the nine months ended October 31, 2001 as compared to $3,295,636, or 40% for the same period in 2000. The increase in gross profit percentage was due to a combination of lower material costs and slightly lower indirect manufacturing costs. material costs decreased 3% which was reflective of lower material costs during the period compared to the same period of the previous year. Indirect manufacturing costs, in absolute dolars, decreased 11% between periods. As a percentage of sales, indirect manufacturing costs were 1% lower than the previous year. Lower indirect costs were the result of lower design & engineering costs and decreased delivery costs related to the lower number of shipments.

   Total operating expenses of $3,449,645, or 44% of net sales, increased $168,692 from the previous year's amount of $3,280,953, or 40% of net sales. The overall decrease in total operating expenses was 5%. Sales commissions were $1,027,285 for the nine months ended October 31, 2001 and $1,081,624 for the nine months ended October 31, 2000. Commissions were 13% of net sales in both 2001 and 2000, respectively. Selling, general and administrative expenses were $2,422,360 for the nine months ended October 31, 2001 compared with $2,199,329 in the same period of the previous year, an increase of $223,031, or 10%. Selling, general and administrative expenses were 31% and 27% of net sales for the nine months ended October 31, 2001 and 2000, respectively. The increase in selling, general and administrative expenses was primarily the result of increased spending on advertising, trade show expositions, salaries, financial reporting fees and national dealer convention costs. Offsetting the aforesaid increases were decreases in professional service fees and sales promotions. Commissions were lower in absolute dollars during the same period due to decreased sales volume.

Three months ended October 31, 2001 vs. October 31, 2000

   Net sales for the three month periods ended October 31, 2001 and 2000 were $3,386,337 and $2,646,119, respectively. Net sales increased $740,218, or 28% in the three month period ended October 31, 2001 compared to the same period of the previous year. When compared to the same period in the prior fiscal year, there was a 29% increase in housing units delivered. The average value per housing unit shipped decreased by 1%. The increase in sales during this period was caused by favorable weather conditions in the eastern United States during the Company's third fiscal quarter and the availability of contractors that allowed many customers to accept scheduled deliveries.
The decrease in value per housing unit shipped was primarily the result of an increase in discounts; the size of the housing units shippedt was approximately the same in the respective periods.

   Gross profit was $1,568,225, or 46% of net sales, for the three months ended October 31, 2001 as compared to $1,037,884, or 39% for the same period in 2000. The increase in gross profit was the result of lower material costs, and indirect manufacturing costs. Material costs decreased 3% which was reflective of lower material costs during the period compared to the same period of the previous year. Direct labor costs as a percentage of sales decreased by 1%. In absolute dollars, direct labor costs remained virtually unchanged. Thus, the 1% decrease in direct labor is reflective of similar staffing levels between the two periods with a corresponding increase in sales between the two periods. Indirect manufacturing costs as a percentage of sales decreased by 3% which is attributable to decreased costs of design & engineering and lower delivery costs.

   Total operating expenses of $1,248,654, or 37% of net sales, increased $148,504 from the previous year's amount of $1,100,150, or 42% of net sales. The overall increase in total operating expenses was 13%. Sales commissions were $429,933 in the three-month period ended October 31, 2001 and $358,323 in the three-month period ended October 31, 2000. Commissions were 13% and 14% of net sales, respectively. Selling, general and administrative expenses were $818,721 for the three months ended October 31, 2001 compared with $741,827 in the same period of the previous year, an increase of $76,894, or 10%.
Selling, general and administrative expenses were 24% and 28% of net sales for the three-month period ended October 31, 2001 and 2000, respectively. The increase in selling, general and administrative costs was the result of increased spending on advertising, trade shows expositions, salaries and achievement awards. Offsetting the aforesaid increases were decreases in professional service fees and sales promotions. Commissions were lower as a percentage of sales during the same period due to a higher percentage of sales attributable to the Company's employee-salespersons for the three month period ended October 31, 2001 as compared to the same period in the prior year. Employee-salespersons receive lower commission rates than the Company's independent dealers.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 2001 and October 31, 2000 of $1,204,328 and $1,182,435, respectively. For the nine months ended October 31, 2001 working capital increased by $82,526 as compared to a decrease of $291,193 in the same period in 2000. As of the Company's fiscal year end at January 31, 2001 current liabilities exceeded current assets by $1,286,854. At October 31, 2001 the Company's backlog of undelivered contracts was approximately $16,672,000. During the nine-month period ended October 31, 2001, cash was primarily provided by the receipt of customer deposits and the proceeds of the issuance of long-term debt. Cash was primarily used to pay trade payables, to repay amounts due to related parties, to service debt, to continue the construction of a new sales model and to acquire equipment.

   For the nine months ended October 31, 2001 and October 31, 2000 the Company's operations provided cash in the amounts of $452,313 and $275,706, respectively. Overall, the Company experienced a net increase in its cash position of $270,916 during the nine months ended October 31, 2001 as compared with an increase in its cash position of $71,085 during the nine months ended October 31, 2000.

   As shown in the consolidated financial statements, the Company realized a net profit during the nine months ended October 31, 2001 of $59,302. As of October 31, 2001, current liabilities exceeded current assets by $1,204,328. However, the Company has net stockholders' equity of $729,067 as of October 31, 2001. Over the past several years, the Company has principally rellied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations. While the Company's operations have shown improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Accounting for Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed periodically, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The Company does not believe that these statements will have a material impact on its financial statements.

   In August 2001, the FASB issued Statement No. 143, "Accounting for
Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2001. The Company does not believe this statement will have a material impact on its financial statements.

   In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted February 1, 2001. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe this statement will have a material impact on its financial statements.

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

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						 Chief Executive Officer

						December 12, 2001

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President, Treasurer
                                    Chief Financial Officer, Principal Financial
						Officer and Secretary

						December 12 2001