Form 10QSB
period 2002-04-30
LINCOLN LOGS LTD
filed 2002-06-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002           Commission File
                                                     Number 0-12172

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2002 were $10,653,448.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 25, 2002 was approximately $112,500. The number of shares of Common Stock of the registrant outstanding on April 25, 2002 was 7,255,059.

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


PRODUCTS

The Company's products include over 100 standard models of log homes ranging in size from 560 square feet to 4,000 square feet and in price from approximately $20,200 to $160,900. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the panelized housing market utilizing a pre-engineered structural wall panel system, which when assembled with other standard building components, allows for the construction of a non-log, conventional home. This product line is referred to as the Thermo-Home(R) system. Sales of this product line were approximately 15% of total sales in fiscal year 2002.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and conventional homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line were approximately 2% of total sales in fiscal year 2002.

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

The Company markets its products in the United States through a network of approximately 50 independent sales representatives in approximately 27 states, three independent representatives in foreign countries, and two Company owned and operated sales centers, one in northern New York and the other in northern California, and a Company operated sales center in Pennsylvania, which facility is leased. All Company operated sales centers are staffed by employee salespersons. Each of the Company's independent sales representatives has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's independent sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for independent sales representatives pursuant to which the Company shares up to fifty percent (50%) of the cost of advertising undertaken by qualified sales representatives to a maximum of 2.5% of their respective sales volume.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan and Europe (collectively less than 5% in each fiscal year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures log components from rough-sawn eastern white pine cants and western cedar cants. The cants are milled to various dimensions to produce the Company's finished product, that is, cants milled with various profiles. The pine cants are purchased from several mills in the region of the Company's facilities in Chestertown, New York; cedar cants are purchased from several mills in northern California and Oregon. Occasionally, finished logs for delivery to some of the Company's customers in the western United States are milled by an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

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

EMPLOYEES

As of January 31, 2002, the Company employed 64 persons, 63 of whom are full time employees and 1 individual is a part time employee.

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

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the words "THE ORIGINAL LINCOLN LOGS" in the following states: Alaska, Arkansas, Arizona, California, Connecticut, Delaware, Idaho, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Utah, Vermont, Washington and Wyoming. Canadian trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL" and "STACK 'N BUILD." The Company also owns the federally registered trademark "Lincoln" in the United States. Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

The Company has agreed pursuant to the settlement of 1982 litigation alleging trademark infringement and unfair competition not to use the phrase "Lincoln Log Homes" either as a trademark or in any manner other than in a purely textual sense (e.g., "Lincoln Log" homes).

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2002 or 2001.

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

     (5) An approximately 1.4 acre parcel of land in Lake George, New York on which is located the Company's new Northern Regional Sales Office in a 3,050 square foot log home erected by the Company.

     (6) In addition, the Company owns a parcel of approximately .8 acre of undeveloped land in Northeastern New York acquired by the Company for potential future use.

     (b)  California

     (1) The Company owns an approximately one acre parcel of land in Auburn, California, on which are located the Company's Western Regional Sales Offices in a 4,000 square foot western cedar Ranch style log home, and a 2,500 square foot western cedar Cape style log home planed in the Weatherbloc(R) clapboard style.

As collateral for its Series B Convertible Subordinated Debentures dated January 30, 1998, the Company has granted mortgages on the parcels specified in Paragraphs (a)(1)-(4) of this Item 2. As collateral for a loan obtained by the Company in February 2001 the Company has granted a mortgage on the parcel of land and building specified in Paragraph (a)(5) of this
Item 2.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 2000 through January 31, 2002. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 2000        Common Stock     .9375      .50

Quarter Ended July 31, 2000         Common Stock    1.00        .33

Quarter Ended October 31, 2000      Common Stock     .40        .1875

Quarter Ended January 31, 2001      Common Stock     .50        .125

Quarter Ended April 30, 2001        Common Stock     .50        .125

Quarter Ended July 31, 2001         Common Stock     .45        .14

Quarter Ended October 31, 2001      Common Stock     .15        .05

Quarter Ended January 31, 2002      Common Stock     .33        .15


     (b) The approximate number of holders of the Common Stock of the Company as of April 25, 2002 was 2,184.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2002 and 2001. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business.
          The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 2002 ("fiscal 2002") were $10,653,448 compared to $10,355,914 in the fiscal year ended January 31, 2001 ("fiscal 2001"). Fiscal 2002 total revenues represent an increase of $297,534, or approximately 3% more than fiscal 2001.

In fiscal 2002, as compared to fiscal 2001, total units shipped decreased by ..6%, or one unit, while the average sales value per unit shipped increased by 2.9%. The increase in sales value per unit shipped was the result of an increase in size of the home building packages purchased in the current fiscal year and the impact of a price increase put into effect at the beginning of fiscal 2002.

Gross profit was 44% of net sales in fiscal 2002, or $4,702,896. In fiscal 2001, gross profit was 40% of net sales, or $4,177,167. Gross profit increased from fiscal 2001 due to decreases in material costs and indirect manufacturing costs along with the effect of the increase in sales prices. Material costs decreased as a result of three primary factors. First, the Company benefited from a soft lumber market, particularly in the latter part of calendar year 2001, which allowed the Company to purchase oriented strand board and framing lumber during fiscal 2002 at prices below those of fiscal 2001. Secondly, the Company also achieved savings on the purchase of various hardware items for its homes as that market softened during the latter part of the year as well. And finally, the Company achieved savings on certain components of the log home package by purchasing those components in raw material form and finishing them in-house as opposed to purchasing them pre-finished from outside sources. The decrease in indirect manufacturing costs was due to a decrease in the number of employees in certain departments, decreased costs of design and engineering and decreased trucking expense.

Total operating expenses of $4,576,032, or 43% of net sales, have increased $217,871 from the fiscal 2001 amount of $4,358,161, or 42% of net sales.
The overall increase in total operating expenses was approximately 5%.
Sales commissions consist of amounts paid to both the Company's employee sales persons and its independent dealers throughout the country. Total sales commissions decreased $6,782, representing a less than 1% decrease between fiscal 2001 and fiscal 2002. Although net sales increased in fiscal 2002 over those of fiscal 2001 it does not necessarily follow that sales commissions must increase as well. The Company compensates its employee sales persons at a lower commission rate than its independent dealer representatives, and depending upon the mix of sales the total commission expense can fluctuate differently from the change in net sales. Sales commissions remained the same as a percentage of net sales, 13% in both fiscal years. The increase in selling, general and administrative expenses from fiscal 2001 of $224,653 was approximately 8% and was primarily due to an increase in personnel costs, professional fees and advertising, marketing and promotion costs. Offsetting these increases was a one time reduction of an accrual in the amount of approximately $49,000 as a result of the Company reaching a settlement with the Commonwealth of Massachusetts regarding an assessment for sales and use tax.

Interest expense in fiscal 2002 and fiscal 2001 totaled $99,756 and $56,658, respectively. The increase in interest expense was $43,098, or 76%.
The increase in interest expense was principally due to advances made to the Company, evidenced by interest bearing Notes, and the obtaining of long-term debt from a bank in the form of a mortgage, collateralized by the Company's newly constructed Northern Regional Sales Office. Interest expense was not significantly impacted by interest rate reductions by the Federal Reserve Bank as approximately 70% of the Company's debt bear interest at fixed rates.

Other Income in fiscal 2002 and 2001 totaled $196,349 and $55,037, respectively. The increase in Other Income was $141,312, or 257%. Included in Other Income was approximatley $74,000 of contract deposit forfeitures in fiscal 2002 as compared to approximately $5,200 in fiscal 2001. While it is not uncommon for the Company to experience a certain amount of deposit forfeitures each year the amount in fiscal 2002 was higher than that experienced by the Company in recent years. The Company does not believe this increase to be symptomatic of a general downturn in its future economic activity. Also included in Other Income was a gain from the sale of the Company's former Northern Regional Sales Office as well as two other non-operating parcels of land. Of the total amount of gain of $61,715, the gain related to the sale of the sales office was approximately $58,000. All sales were arms-length transactions with unrelated third parties at prices that were representative of market values.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, the Company had negative working capital, as current liabilities exceeded current assets by $1,058,238, compared with negative working capital of $1,286,854 at January 31, 2001, an improvement of $228,616. At January 31, 2002, the Company had stockholders' equity of $906,145, as compared to $669,765 at January 31, 2001, an increase of $236,380 as a result of the current year's profit. As of January 31, 2001, the Company's working capital deficiency had increased $395,612 from the end of the previous fiscal year. During fiscal 2002, cash was provided primarily by operations, proceeds from long-term debt and the sale of assets held for resale. Cash was provided principally by operations in fiscal 2001.

In fiscal 2002, the Company's operations provided cash in the amount of $326,714 compared to the previous year when operations provided cash in the amount of $209,105. Overall, the Company experienced an increase in its cash position of $216,171 in fiscal 2002, compared with a decrease of $70,080 in fiscal 2001. In fiscal 2002, funds were generated from the Company's income from operations, increased customer deposits, the sale of assets held for resale, proceeds from long-term debt and decreases in inventory and deposits. These funds were principally used to reduce accounts payable, make additions to property, plant and equipment, to reduce amounts owed to related parties and to re-pay long-term debt. Funds generated in fiscal
2001 by the Company's operations, particularly increases in customer deposits and accounts payable, were principally used to repay amounts due to related parties and to make additions to property, plant and equipment.

In March 2001 and May 2001, holders of $170,000 of Series B Convertible Subordinated Debentures agreed to extend the maturity date of those debentures to May 2003 from May 2001. In February 2002, the holder of $50,000 of Series C Convertible Subordinated Debentures agreed to extend the maturity date of those debentures to May 2003 from February 2002, and agreed to reduce the interest rate on those debentures to 10% from 12%.

The Company has operated without a working capital credit facility for the past twelve years. The Company has had intermittent conversations with commercial lenders about a working capital credit facility during the past three years, and the Company has recently received written proposals from commercial lenders for asset-secured working capital credit facilities. In contemplation of the possible need to secure a credit facility with assets of the Company, when authorizing the issuance of the Series B Debentures and Series C Debentures, provided for the consideration of asset-based commercial lender financing up to $750,000 to be senior to the Series B Debentures and Series C Debentures in a mortgage consolidation, modification and extension agreement. In February 2001, the Company received a $225,000 loan from a commercial bank and collateralized the related note by granting a mortgage on the Company's newly constructed northern regional sales model home. In April 2002, the Company signed a formal proposal for an asset-secured working capital credit facility in the amount of up to $600,000 from a commercial lender and made a "good faith" deposit with that proposal. The Company hopes to formalize that lending facility in the near future.

The Company has a number of long-term obligations requiring future payments pursuant to debt and lease agreements. The table below is a presentation of all such commitments and agreements.


                                                 Payments Due by Period

                                          Within     2 -3     4 -5     After
Contractual Obligations          Total    1 Year     Years    Years    5 Years
_______________________          ______   _______   ______    _____    ________
Convertible Subordinated
Debentures:
  Related Parties                $210,000 $  -0-    $210,000  $ -0-    $  -0-
  Others                           10,000    -0-      10,000    -0-       -0-
Mortgage Payable                  204,375  22,500     45,000  45,000    91,875
Notes Payable-Vehicles             68,894  23 858     45,036    -0-       -0-
Capital Lease Obligations         165,416  64,113     89,181  12,122      -0-
Operating Leases                   32,425  18,275     14,150    -0-       -0-
                                  -------  -------    ------- ------   --------
Total Contractual Cash
Obligations                     $691,110  $128,746  $413,367  $57,122  $91,875
                                ========= ========  ========  ======== ========



All of the contractual obligations shown above have provisions that accelerate the due date of the debt contingent upon certain "events of default". These events of default common to most all business debt agreements, such as non-payment of the obligation, or allowing a judgement to be levied against the collateralized property that goes unremedied for more than 30 days. When and if an event of default occurs, and the lender declares that there is an event of default and the default is not corrected within 30 days of such notice, the obligations and any unpaid interest are due and payable immediately.
At January 31, 2002 there were no events of default.

The Company operates in an industry that is subject to cyclical economics.
It is seasonal in nature, it is sensitive to weather conditions and relies upon the timely performance of independent outsiders, such as building permit reviewing agencies and contractors to complete its revenue generating activity. Any of these adverse incidences alone, or in combination with each other, can interfere with the Company's ability to make shipments to its customers, thus leading to lower revenues and a greater risk of incurring an operating loss. These factors have not changed for the Company throughout its 25-year history. Although the Company had a working capital deficiency at its year end date, it earned a net profit in fiscal 2002, its stockholders equity is positive and its backlog of contracts for future delivery was $17,666,000. Management is confident about the Company's prospects for its core business.

In a fiscal year that began with significant adverse weather (heavy snows curtailed much of the first quarter shipping schedule) the Company earned a net profit in fiscal 2002 from revenues that were only 3% greater than the previous year. Management believes that the amount by which current liabilities exceed current assets is largely due to seasonal timing for the settlement of debts and the classification of customer deposits as current liabilities when, in the long term, the vast majority of contracts for which the Company has received deposits are shipped and become sales revenue. Management's plan related to future operations contemplates increases in sales revenue from the delivery of its backlog and new contracts, continuing to exercise effective management practices and sound cost control measures. The Company has had a history of funding provided by related party individuals, who, together with customer deposits and extended payment terms from major vendors during the winter season, have supported its operations. Although there can be no assurance of future support from these sources should the need arise, confidence in the future of the Company by these parties remains high. Should the Company experience a reduction in its sales activity, in vendor assistance, or internal financing, its liquidity could be further reduced, which may make it difficult for the Company to continue to operate.

Customer contracts with respect to which there were deposits on hand at the end of fiscal 2002 represent, if all were to be delivered in fiscal 2003, potential revenues of approximately $17,666,000 as compared with potential fiscal 2002 revenues at the end of fiscal 2001 of $18,310,000. Actual revenues realized in fiscal 2002 from the sale of home building packages and solariums amounted to $10,653,448, of which $6,911,928 was contained in the backlog at the end of fiscal 2001. Actual revenues realized in fiscal 2002 were lower than potential revenues based on contracts and deposits on hand at January 31, 2001, due to customers who were unable to accept their delivery during fiscal 2002 principally due to adverse weather conditions and unavailability of their contractors. Fiscal 2003 potential revenues are contingent on various factors, including general economic conditions, weather, interest rates and the climate for new housing construction during calendar 2002, as well as the Company's ability to continue operations and to expand into new market areas.

Inventories at January 31, 2002 were $863,665 as compared with $1,148,453 at January 31, 2001, a decrease of $284,788. This decrease in inventory is principally the result of the manner in which the Company manages its window and door inventory. During fiscal 2002 the Comapany entered into an arrangement with a window and door supplier that provided for the direct shipment of windows and doors to the customers' job site, which relieved the Company of the necessity of warehousing window and door inventory for future deliveries.

Trade accounts receivable were $122,654 at January 31, 2002, which represents a decrease of $17,786, or 13%, from the amount of $140,440 as of January 31, 2001. These receivables are primarily generated by customers who elect to use the Company's short-term bridge financing plan known as Cashco (R). The balance due at year-end can vary significantly from year to year, depending upon the number of customers choosing to use the program for shipments in the last few months of the fiscal year.

RELATED PARTY TRANSACTIONS

The Company, which is substantially management owned, has had a history of relying upon related parties as a source of capital. Principally, those related parties have been shareholders of the Company who are, in some instances, directors and officers. That reliance upon related party sources of capital resulted from the Company's lack of profitable performance during the 1989 to 1998 fiscal period that made the Company an unattractive customer to the banking industry, which regarded the Company as extremely high risk.
During that period of time the Company could not find a commercial lender.
To satisfy its periodic capital needs the Company issued convertible subordinated debentures with terms that the Company believed were commensurate and appropriate to a high risk borrower at the time the debentures were issued. Most notable of those terms was the interest rate of twelve percent. Within the past two years the Company issued notes that carried a similar interest rate to John D. Shepherd, the Company's principal shareholder, a director and Chief Executive Officer, for funds provided to purchase real property and machinery for the Company's long-term benefit. The Company turned to Mr. Shepherd for these capital needs because the need for funding of these purchases was immediate in order to take advantage of favorable pricing opportunities. Since their purchase, the Company has entirely repaid Mr. Shepherd in an accelerated manner using funds generated from operations and securing a long-term capital lease from an independent source for the machinery.

Subsequent to its fiscal year end date of January 31, 2002, a related party holder of $50,000 of Series C Debentures, Mr. & Mrs. Herman R. Shepherd, parents of John D. Shepherd, the Company's principal shareholder and Chief Executive officer, agreed to extend the maturity date of the debentures they hold to May 15, 2003 from February 28, 2002 and to reduce the interest rate to ten percent from twelve percent. While the reduced interest rate may be considered above market rate, management believed it to be worthwhile in order to retain the principal for its operating requirements at a period in the first fiscal quarter when the Comapny's revenue generating activities are at their lowest and the demand for capital for inventory purchases are escalating to meet the demand of the upcoming shipping season.

In three of the past four years the Company has had income from operations, and is beginning to receive proposals from commercial lending sources for its capital needs. In February 2001, the Company entered into a ten year mortgage financing arrangement for its newly constructed sales model home in Lake George, NY, the first such financing from a banking source in more than ten years. Management believes that if the Company can continue to improve as it has in the last four years it will become less reliant on related party financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lincoln Logs Ltd.'s discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, depreciation, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments under the Company's in-house financing program known as Cashco(R). If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Comapny records depreciation of plant and equipment computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-nine years. If actual useful lives differ from those projected by management, depreciation may be required to be adjusted accordingly. The

Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is based upon actual warranty claims experience over the most recent five years. Should future actual claims experience increase or decrease,revisions to the warranty obligation would be required. The Company records estimated contingency and litigation costs based upon specific circumstances known to management and/or anticipated future events specific to the issues involved. When deemed necessary, outside legal counsel in consulted. Should specific circumstances and/or anticipated future events change, a revision to estimated contingency and litigation costs would be required.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform
Act of 1995.  The terms "believe", "anticipate", "intend", "goal",
"expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted February 1, 2003. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe this statement will have a material impact on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Report of Independent Accountants                               16

Consolidated balance sheets as of
    January 31, 2002 and 2001                                   17

Consolidated statements of operations for the years
    ended January 31, 2002 and 2001                             19

Consolidated statements of changes in stockholders'
    equity for the years ended January
    31, 2002 and 2001                                           20

Consolidated statements of cash flows for the years
    ended January 31, 2002 and 2001                             21

Notes to consolidated financial statements
    January 31, 2002 and 2001                                   22

                         Report of Independent Accountants


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and Subsidiaries (the "Company") at January 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 16 to the consolidated financial statements, as of January 31, 2002, current liabilities exceed current assets and the Company has an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/  PricewaterhouseCoopers LLP

Albany, New York
March 27, 2002

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2002 and 2001



                                   ASSETS

                                                        2002         2001

CURRENT ASSETS:
  Cash and cash equivalents                        $   502,397  $   286,226
  Trade accounts receivable, net of allowance
    for doubtful accounts of $20,199 in 2002
    and $16,000 in 2001                                122,654      140,440
  Inventories                                          863,665    1,148,453
  Prepaid expenses and other current assets            542,403      548,952
  Mortgage and note receivable                           3,423       18,758
                                                     ---------    ---------
   Total current assets                              2,034,542    2,142,829
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                5,913,057    5,498,322
 Less accumulated depreciation                      (3,487,139)  (3,422,714)
                                                     ---------    ---------
   Property, plant and equipment- net                2,425,918    2,075,608
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage receivable                                   64,779       70,409
  Assets held for resale                                11,297      113,298
  Cash surrender value of life insurance                   ---       98,348
  Deposits and other assets                              5,924      136,389
  Intangible assets, net of accumulated
    amortization of $77,654 in 2002 and $77,134
    in 2001                                              4,679          ---
                                                      --------      --------
   Total other assets                                   86,679       418,444
                                                      --------      --------
TOTAL ASSETS                                       $ 4,547,139   $ 4,636,881
                                                    ==========    ==========





See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2002 and 2001

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2002        2001
CURRENT LIABILITIES:
  Current installments of long-term debt               $  110,471  $   26,046
  Trade accounts payable                                  413,809   1,003,098
  Customer deposits                                     1,979,323   1,511,860
  Accrued salaries and wages                               82,695     103,659
  Accrued income taxes                                      3,490       1,374
  Due to related parties                                    4,951      97,802
  Accrued expenses                                        498,041     685,844
                                                        ---------   ---------
    Total current liabilities                           3,092,780   3,429,683

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
   Related parties                                        210,000     200,000
   Others                                                  10,000      10,000
  Notes payable-Related parties                               ---     183,349
  Mortgage Payable                                        181,875         ---
  Other                                                   146,339      45,736
Other long-term liability                                     ---      98,348
                                                        ---------   ---------
    Total liabilities                                   3,640,994   3,967,116
                                                       ----------  ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                ---        ---
  Common stock, $.01 par value; authorized 10,000,000
   shares; issued 7,759,299 shares in 2002 and 2001        77,593     77,593
  Additional paid-in capital                            5,681,554  5,681,554
  Accumulated deficit                                  (3,968,567)(4,204,947)
                                                       ----------- ----------
                                                        1,790,580  1,554,200
  Less cost of 504,240 shares common
    stock in treasury                                    (884,435)  (884,435)
                                                        ----------  ---------
    Total stockholders' equity                            906,145    669,765
                                                        ----------  ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY                                 $  4,547,139 $4,636,881
                                                        =========  =========

See accompanying notes to consolidated financial statements.

                              LINCOLN LOGS LTD. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED JANUARY 31, 2002 and 2001


                                                  2002         2001


NET SALES                                    $10,653,448  $10,355,914

COST OF SALES                                  5,950,552    6,178,747
                                               ---------   ---------

GROSS PROFIT                                   4,702,896    4,177,167
                                               ---------   ---------

OPERATING EXPENSES:
  Commissions                                  1,377,243   1,348,025
  Selling, general and administrative          3,198,789   2,974,136
                                               ---------   ---------
     Total operating expenses                  4,576,032   4,358,161
                                               ---------   ---------

INCOME (LOSS) FROM OPERATIONS                    126,864    (180,994)
                                               ---------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                 17,448      27,473
  Interest expense                              ( 99,756)   ( 56,658)
  Other                                          196,349      55,037
                                                ----------- ----------
   Total other income (expense) - net            114,041      25,852
                                                ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES                240,905    (155,142)

INCOME TAXES                                       4,525      12,409
                                               ----------   ----------
NET INCOME (LOSS)                            $   236,380    $(167,551)
                                              ============  ==========

PER SHARE DATA:
  Basic earnings (loss) per share            $    0.03      $  (0.02)
                                              ===========   ==========

  Diluted earnings (loss) per share          $    0.03      $  (0.02)
                                              ===========   ==========





See accompanying notes to consolidated financial statements.


                                  LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED JANUARY 31, 2002 and 2001

                                     Common Stock

                                   Number       Par    Additional                             Total
                                     of        value     paid-in     (Accumulated   Treasury  stockholders'
                                   shares      amount    capital       deficit)       stock   equity
                                  -------     -------  ----------    ----------    ---------  -------------
Balance at January 31, 2000      7,759,299   $  77,593  $5,681,554    $(4,037,396)  $ (884,435) $ 837,316

Net (loss)- 2001                       ---         ---         ---     (  167,551)       ---    ( 167,551)
                                -----------     -------  ----------   -----------     --------  ---------
Balance at January 31, 2001      7,759,299      77,593   5,681,554     (4,204,947)    (884,435)   669,765

Net Income - 2002                      ---         ---         ---        236,380          ---    236,380
                               ------------     -------  ----------   ------------    ---------  ---------
Balance at January 31, 2002      7,759,299   $  77,593  $5,681,554    $(3,968,567)  $ (884,435) $ 906,145
                                ==========     ======== ===========    ============   ========= =========

See accompanying notes to consolidated financial statements.

                                                           20



                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2002 and 2001
                                              2002          2001
OPERATING ACTIVITIES:
Net income (loss)                        $    236,380   $  (167,651)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization               138,573       116,449
  (Gain)on sale of assets                     (66,499)       (9,714)
  Changes in operating assets and liabilities:
  Decrease in trade accounts receivable        17,786         9,958
  Decrease (increase) in inventories          284,788      (303,279)
  Decrease (increase) in prepaid expenses
   and other current assets                     6,549      (120,602)
  Decrease (increase) in deposits
    and other assets                          130,465      ( 52,107)
  (Decrease) increase in trade
   accounts payable                           (589,289)     444,298
  Increase in customer deposits                467,463      234,897
  (Decrease) increase in accrued expenses,
   payroll, related taxes and withholdings    (208,767)     186,729
  (Decrease) in due to related
   parties                                    ( 92,851)    (123,647)
  Increase (decrease)in accrued income taxes     2,116     (  6,326)
                                              --------      --------
Net cash provided by operating activities      326,714      209,105
                                              ---------     --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment  (254,659)    (261,992)
  Proceeds from sale of assets                     500          ---
  Proceeds from the sale of assets held
    for resale                                 168,000       10,000
  Payments received on mortgage receivable       1,512        1,762
  Issuance of notes receivable                     ---      (70,000)
  Repayments of notes receivable                19,453       50,546
                                              ---------    ---------
    Net cash (used) by investing activities   ( 65,194)    (269,684)
                                              ---------    ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt     225,000          ---
  Loan origination fees                         (5,199)         ---
  Repayments of long-term debt                (265,150)    (  9,501)
                                             ----------    ---------
Net cash (used) by
  financing activities                        ( 45,349)    (  9,501)
                                             ----------    ---------
Net increase (decrease) in cash
 and cash equivalents                          216,171      (70,080)

Cash and cash equivalents at beginning
 of period                                     286,226      356,306
                                             ---------     ---------
Cash and cash equivalents at end
 of period                                   $ 502,397    $ 286,226
                                             ==========   ==========
See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2002 and 2001

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the "Company"), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall (log) home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems. Products are represented, sold and serviced through a 50 member National Dealer Network, two Company owned and operated sales centers in northern New York and northern California and a Company operated sales center in Pennsylvania, which facility is leased. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 37% of the materials necessary to construct the log home and panelized home packages from five suppliers. These five suppliers provided 14%, 7%, 6%, 5% and 5% of purchases for the year ended January 31, 2002, respectively. Alternative sources of raw materials are readily available.

The Company's fiscal year ends on January 31. As used hereafter, 2002 refers to the fiscal year ended January 31, 2002, and 2001 refers to the fiscal year ended January 31, 2001.


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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding
Corp. and Lincoln Logs International Ltd. are currently inactive.

(b) Inventories.   Inventories are valued at the lower of cost (on
a first-in, first-out basis) or market. Substantially all of inventory represents raw materials. Inventories are stated net of a reserve for obsolescence in the amount of $18,000 at January 31, 2002 and January 31, 2001, respectively.

(c) Revenue Recognition.   Revenue from the sale of log home
packages is recognized when substantially all of the package has been delivered. Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when one of the Company's financing plans is utilized. Th Cashco plan is a short term financing plan that is secured by an assignment of construction loan proceeds from the bank that issues the construction loan to the customer. Depending on circumstances, the amount financed varies between 50% and 90% with interest at or above the prime lending rate. The financing plan is utilized for less than 8% of all shipments and commonly the duration of the loan is not longer than 90 days.

(d) Depreciation. Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-nine years.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2002 and 2001



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

(f) Intangible Assets. Intangible assets represent primarily trademarks and loan originazation costs that are being amortized over five year period and ten year period, respectively. Amortization expense for 2002 and 2001 was $520 and $1,850, respectively.

(g) Earnings (Loss) Per Share.   Basic earnings (loss) per share is computed
by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 7,255,059 for the years ended January 31, 2002 and January 31, 2001, respectively.

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

The numerator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2002 and 2001 was determined as follows:

                                                  2002        2001
                                                 ------       ------
   Net income (loss) used to calculate basic
     earnings per share                         $ 236,380   $(167,551)
   Add back interest expense related to
     convertible debentures                        26,400         ---
                                                 ---------   ---------
   Numerator for calculation of diluted earnings
     (loss) per share                           $ 262,780   $(167,551)
                                                 ========   ==========

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2002 and 2001



Note 2.   Summary of Significant Accounting Policies (Continued)

The denominator in the calculation of diluted earnings (loss) per share for the years ended January 31, 2002 and 2001 was determined as follows:

                                                   2002         2001
                                                  ------       ------
   Weighted average outstanding shares used
     to calculate basic earnings (loss)
     per share                                   7,255,059   7,255,059
   Add shares issuable assuming conversion
     of convertible debentures                   1,162,500         ---
   Add shares issuable assuming exercise of
     outstanding stock options                      60,600         ---
                                                 ----------   ---------
   Denominator for calculation of diluted
     earnings (loss) per share                   8,478,159   7,255,059
                                                 =========   ==========

Basic earnings (loss) per share                  $  0.03     $  (0.02)
                                                   =====        =====

Diluted earnings (loss) per share                $  0.03     $  (0.02)
                                                   =====        =====

There were 812,500 stock purchase warrants outstanding at January 31, 2002 and January 31, 2001, respectively, that were not included in the computation of diluted earnings per share for the full-year periods as their effect was anti-dilutive. Further, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at January 31, 2001 were not included in the computation of diluted (loss) per share for the year then ended as their effect was anti-dilutive because the exercise price of the stock options and the price at which the debentures were convertible into common stock were below the average market price for the stock.

(h) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $623,158 and $505,491 in 2002 and 2001, respectively. The Company has prepaid advertising costs of $-0- and $77,444 at January 31, 2002 and 2001, respectively.
The fiscal 2001 amount is included in Prepaid expenses and other current assets in the accompanying consolidated financial statements.

(i) Cash and Cash Equivalents.   Cash and cash equivalents are
composed of cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in two banks located in New York and California. At various times throughout 2002 and 2001 bank balances exceeded FDIC insurance coverage.

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

                         LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2002 and 2001



Note 2.   Summary of Significant Accounting Policies (Continued)

(k) Accounting for the Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2002 and 2001 is as follows:

                              Estimated
                             Useful Lives          2002     2001
                                                   ----     ----

Land                                          $  835,241  $  835,241
Buildings and improvements   15 - 39 years     2,423,956   2,338,757
Machinery and equipment        5 - 7 years       880,761     703,197
Furniture and fixtures         5 - 7 years     1,573,002   1,471,850
Transportation equipment           5 years       200,097     149,277
                                               ---------   ---------
                                              $5,913,057  $5,498,322
                                               =========   =========

Depreciation expense for the years ended January 31, 2002 and 2001 was $138,053 and $114,599, respectively.

Assets held for resale of $11,297 and $113,298 at January 31, 2002 and 2001, respectively, consists primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value less costs to sell.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2002 and 2001


Note 4.  Indebtedness

Long-term debt at January 31, 2002 and 2001 consists of the following:

                                                   2002          2001
                                                   ----          ----

Note payable at 7.9% payable in monthly
installments through April 2004, collateralized
by a vehicle                                      $  10,014   $  13,923

Notes payable at 0.0%, payable in monthy
installments through January 2005, collateralized
by two vehicles                                      58,880         ---

Series B Convertible Subordinated Debentures
originally due May 15, 1999, extended to May 15,
2003 with annual interest
at 12% payable quarterly                            170,000     170,000

Series C Convertible Subordinated Debentures
originally due February 28, 2002 with annual
interest at 12% through February 28, 2002, extended
to May 15, 2003 with annual interest at 10%
beginning March 1, 2002, interest payable quarterly  50,000       50,000

Note Payable - Related party due August 15, 2002,
with annual interest at 12% payable
monthly, unsecured, principal due at maturity.
Repaid during 2002                                      ---       83,349

Note payable - Related party due August 15, 2003,
with annual interest at 12% payable
monthly, unsecured, principal due at maturity.
Repaid during 2002                                      ---      100,000

Mortgage payable - due January 2011, with
annual interest at Prime plus 2%(6.75% at
January 31, 2002), payable monthly.
collateralized by land and building in Lake
George, NY                                          204,375          ---

Obligations under capital leases, net of interest
payable through July 2005                           165,416       47,859
                                                 ------------ ----------
Total long-term debt                                658,685      465,131
    Less current installments                      (110,471)    ( 26,046)
                                                 ------------ -----------
Long-term debt, net of current installments      $  548,214  $   439,085
                                                 ============ ===========

In February 2001 and in May 2001, holders of B Debentures in the amount of $170,000 with an extended maturity date of May 15, 2001 agreed to extend the maturity date to May 15, 2003. In February 2002, the holders of C Debentures in the amount of $50,000 with an original maturity date of February 28, 2002 agreed to extend the maturity date to May 15, 2003 and to reduce the interest rate to 10% from 12%. All other terms of the B Debentures and C Debentures remain the same.

In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $83,349 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2002. The note was unsecured. The proceeds of the note were used to make a deposit on a new piece of specialty milling equipment. The equipment was delivered during fiscal 2002, and has not yet been placed into service. The total cost of the new piece of equipment is $130,000. In March 2001 the Company entered into a capital lease transaction with an unrelated third party to finance the $130,000 purchase price. As part of this transaction $33,349 of this Note payable was repaid, and the remainder of the Note was repaid during fiscal 2002.

In December 2000, the Company issued a Note Payable to an officer, director and shareholder of the Company in the amount of $100,000 bearing interest, payable monthly, at a rate of 12% and due on August 15, 2003. The note is unsecured. The proceeds of the note were used to acquire a parcel of real property. The Note was fully repaid during fiscal 2002.

In February 2001, the Company secured a bank loan in the amount of $225,000 and granted a mortgage on its new sales model in Lake George, New York.
The debt has a term of ten years with principal repaid in 120 equal monthly installments, and the interest rate is the prime lending rate as published in the Wall Street Journal on the first day of each month plus 2%.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:             Amount

                 2003           $  110,471
                 2004              332,584
                 2005               66,634
                 2006               34,621
                 2007               22,500
                 Thereafter         91,875
                                ----------
                                $  658,685
                                ==========

                            LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2002 and 2001


Note 4.  Indebtedness (Continued)


Assets under capital leases represent copiers, facsimile machines, computers, blueprinting equipment and milling equipment. The costs, accumulated depreciation and depreciation expense are included with owned assets in
Note 3.  The details are as follows:

                                              2002         2001
                                              ----         ----
          Costs                              $230,515      $55,692
          Accumulated Depreciation           $(21,451)     $(9,584)
          Depreciation Expense               $15,563       $ 4,185


The future minimum lease payments of principal and interest for obligations under capital leases, and included in future maturities of long-term debt shown above, are as follows:

  Year ending January 31,                       Amount
                                                ------
               2003                           $ 78,519
               2004                             74,563
               2005                             27,217
               2006                             12,664
               2007                                ---
                                                -------
               Total                          $192,963
               Less Interest                   (27,547)
                                               -------
               Obligations Under
                 Capital Leases               $165,416
                                              ========

Note 5.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 2002 and 2001 is as follows:

                                  Current       Deferred   Total

Year ended January 31, 2002:
   Federal                        $   ---        $    --  $   ---
   State                            4,525             --    4,525
                                   ------         ------   ------
                                  $ 4,525        $    --  $ 4,525
                                   ======         ======   ======

Year ended January 31, 2001:
   Federal                        $ 7,547        $    --  $  7,547
   State                            4,862             --     4,862
                                   ------         ------    ------
                                  $12,409        $    --   $12,409
                                   ======         ======    ======

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2002 and 2001



Note 5.  Income Taxes (Continued)

The Company realized a tax benefit of $74,215 in 2002 through the use of net operating loss carry-forwards. The Company has Federal net operating loss carry-forwards for income tax purposes of approximately $3,242,411; $1,093,961 expire in 2007, $815,639 in 2008, $260,364 in 2009, $921,030 in 2013 and $151,417 in 2021.
A portion of the company's net operating losses are limited on an annual basis pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions.

The effective income tax rates of 2% and 8% for 2002 and 2001, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                     2002           2001
                                     ----           ----
Statutory tax rate                    34.0 %       (34.0)%
Sales tax reserve reversal            (6.9)          ---
Non-deductible meals and
  entertainment expenses               1.8           2.1
State income taxes, net of federal
  tax benefit                          1.2           2.1
Change in deferred tax asset
  valuation allowance                (30.3)         23.4
Other non-deductible expenses          2.2          14.4
                                      -----         ------
                                       2.0%          8.0%
                                      =====         ======

For the years ended January 31, 2002 and 2001, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2002 and 2001 are presented below:

                                                      2002       2001
                                                      ----       ----

Deferred tax assets:
Vacation accrual                               $       343    $  1,475
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      17,701      16,251
Allowance for doubtful accounts                      6,868       5,440
Other liabilities                                   20,910      18,700
Net operating loss carryforward                  1,102,420   1,170,042
                                                 ---------   ---------
Total gross deferred tax assets                  1,148,242   1,211,908
   Less valuation allowance                     (1,116,349) (1,189,459)
                                                ----------  ----------
Net deferred tax asset                              31,893      22,449

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        (31,893)    (22,449)
                                                  ---------   ---------
Net deferred taxes                             $        --        --
                                                  =========    =========

The valuation allowance for deferred tax assets as of January 31, 2002 and 2001 was $1,116,349 and $1,189,459, respectively. The net change in the total valuation allowance was a decrease of $73,110 in fiscal 2002 and an increase of $36,304 in fiscal 2001.

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

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001


Note 6.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2002 and 2001 amounted to $46,545 and $42,210, respectively.

Note 7.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during both 2002 and 2001 was $38,290. The aggregate future minimum operating lease payments at January 31, 2002 are as follows:

Year ending January 31:
            2003         $ 18,275
            2004           13,356
            2005              794
                            ------
            Total        $ 32,425
                           =======

Note 8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2002 and 2001 consist of the following:

                                  2002           2001
                                --------       --------
Commission advances            $  98,779      $  99,590
Prepaid design work              219,650        157,277
Prepaid insurance                 10,232         10,200
Prepaid advertising and shows     52,828        126,399
Miscellaneous receivables         28,041         21,099
Prepaid property taxes            36,153         33,582
Prepaid health insurance             ---         31,453
Other                             96,720         69,352
                                --------       --------
   Total                       $ 542,403      $ 548,952
                                ========      =========

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001





Note 9.  Accrued Expenses

Accrued expenses at January 31, 2002 and 2001 consist of the following:

                                   2002           2001
                                 --------       --------
Accrued commissions             $  58,378      $  78,390
Accrued backorders                181,292        283,277
Accrued interest                      ---            600
Accrued sales awards               29,500         34,500
Deposits - cancelled contracts     26,127         19,283
Accrued Warranty                   46,500         55,000
Other                             156,244        214,794
                                 --------       --------
   Total                        $ 498,041      $ 685,844
                                =========      =========


Note 10.  Related Party Transactions

Due to related parties consists of amounts payable to the Company's officers and directors. Such amounts totaling $4,951 and $97,802 at January 31, 2002 and 2001, respectively, relate to unreimbursed business travel expenses, interest expense and other expenses.

As discussed in Note 4, the Company issued two Notes Payable in fiscal year 2001 to a related party in the amounts of $100,000 and $83,349, respectively. Both Notes Payable were repaid in their entirety during fiscal 2002.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001



Note 11.  Mortgage Receivable

The mortgage, due from a former officer of the Company who resigned from the Company in December 1997, originated September 1, 1984, bears an interest rate of 6% and is due over a term of 35 years. The mortgage balance at January 31, 2002 and 2001 was $68,202 and $69,713, respectively.

The future aggregate mortgage receipts at January 31, 2002 are as follows:

  Year ending January 31:
              2003      $  3,423
              2004         2,335
              2005         2,479
              2006         2,632
              2007         2,794
           Thereafter     54,539
                         -------
              Total     $ 68,202
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

                                                      Average Option
                               Number of Shares       Price Per Share
                           ----------------------- -----------------------
                           Qualified Non-Qualified Qualified Non-Qualified
                           --------- ------------- --------- -------------
Balance at January 31, 2000  181,500       182,000     $ .16     $ .19
Granted during year              ---            --        --        --
Cancelled during year        (22,000)           --      (.16)       --
Exercised during year            ---            --        --        --
                              ------       -------     -----      -----
Balance at January 31, 2001  159,500       182,000     $ .16     $ .19
Granted during year              ---            --        --        --
Cancelled during year        (29,000)           --      (.16)       --
Exercised during year            ---            --        --        --
                              -------       -------     -----    -----
Balance at January 31, 2002  130,500       182,000     $ .16     $ .19
                             ========      ========     =====    =====

All outstanding stock options are exercisable as of January 31, 2002. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2002 is 5.4 years.

The pro forma disclosures required under SFAS No. 123 are not presented for 2002 and 2001 as pro forma net earnings (loss) per share is the same as reported net earnings (loss) per share.

Note 13.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount reserved for warranty claims as of January 31, 2002 and January 31, 2001 was $46,500 and $55,000,
respectively.

(b) Litigation. The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

(c) Sales/Use Tax. In March 1999, the Company received a notification from the Commonwealth of Massachusetts Department of Revenue (the "State) which indicated that the State was contemplating an assessment for sales/use taxes on log home packages sold into the State during the past three years. The Company does not believe that it was responsible for collecting and remitting sales/use taxes on sales made into Massachusetts because, among other reasons, it did not have employees in the State nor does it own or rent tangible property there. Further, the Company's sales contract specifically requires its customers to be responsible for the payment of any applicable sales/use tax.

Subsequent to completing a field audit related to this matter in May 2000, the State formally notified the Company of the State's intention to assess sales/use tax. The State's total potential assessment was approximately $149,000 plus interest and penalties of approximately $45,000. The Company accrued a liability that approximated the State's assessment for sales/use tax only in Fiscal 2000.

During Fiscal 2001 and Fiscal 2002, the Company contested the assessment and, in an effort to avoid a protracted legal battle over the issue and to conserve resources, submitted a Request for Settlement Consideration with the State's Office of Dispute Resolution. In January 2002, the Company reached an agreement with the State in which the assessment was reduced fifty percent, plus applicable penalties and interest on the reduced amount. The total assessment including penalties and interest less amounts collected from customers approximates $100,000. Accordingly, the Company has adjusted its accrued liability to equal the final assessment with the resulting over-accrual of $49,000 being included in selling, general and administrative expenses in the accompanying statement of operations for fiscal 2002.

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001





Note 14.  Supplementary Disclosure of Cash Flow Information

                                   2002       2001
                                  ------     ------

Cash paid during the year for:
   Interest                     $ 109,942   $  55,636
                                 ========   =========
   Income taxes                 $   1,993   $  18,735
                                 ========   =========

Included in the above amounts are $53,127 and $39,351 in 2002 and 2001, respectively, for cash paid for interest to related parties.

Non-cash investing and financing activities:

During Fiscal 2002, the following transactions occurred:

The Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

The Company recorded an increase in data processing equipment of $44,824 and a related increase in long-term debt in the same amount representing a capital lease.

The Company recorded an increase in transportation equipment of $58,880 and a related increase in long-term debt in the same amount representing the purchase of two trucks.

The Company recorded a decrease in transportation equipment of $15,760 and a related decrease in accumulated depreciation in the same amount in relation to the sale of this fully depreciated piece of transportation equipment.
A corresponding Gain on Sale in the amount of $500 was also recorded.

The Company recorded a decrease in furniture and fixtures in the amount of $57,868 and a related decrease in accumulated depreciation in the same amount representing fully depreciated assets removed from service.

The Company recorded a decrease in the cash surrender value of an insurance policy on the life of the Company's founder and also recorded a decrease in the related liability in the amount of $98,348 resulting from the transfer of ownership of the policy to a life insurance trust.

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

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001



Note 14.  Supplementary Disclosure of Cash Flow Information (Continued)

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

(a) Cash and Cash Equivalents, Accounts Receivable, Accounts
Payable, Customer Deposits, Accrued Expenses and Debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, accrued expenses and debt approximate fair value because of their short term maturities and because the debt bears interest that approximate applicable market rates.

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $75,300 compared to its carrying amount of $68,202.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2002 and 2001



Note 16.  Liquidity and Management's Plan of Continuing Operations

Although the Company had net income of approximately $236,000 for fiscal
2002 and stockholders' equity of $906,145, as of January 31, 2002 current liabilities exceeded current assets by approximately $1.1 million, the Company had an accumulated deficit of approximatley $4 million and has historically experienced significant variations in operating results. In addition, the Company has not been successful in securing a credit facility from commercial or governmental sources. Even though the Company has operated under these same conditions for the past eleven years, there is no assurance that the Company will be able to continually generate adequate funds from operations or other sources. A reduction in the Company's sales activity could further reduce its liquidity and make it difficult for the Company to continue to operate. Management's plans related to future operations contemplate increases in sales revenue through realization of its backlog, continued cost control efforts, and pursuit of a credit facility.

Note 17.   Reclassifications

Certain amounts in the Consolidated Statements of Operations for the year ended January 31, 2001 have been reclassified to conform to the presentation for the year ended January 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                               DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Compnay's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Leslie M. Apple      52   2000     Special Administrative Assistant to
                                      the President
Richard C. Farr      73   1982     Special Administrative Assistant to
                                      the President
Samuel J. Padula     78   1985     Special Administrative Assistant to
                                      the President
Steven Patlin        61   2000     Special Administrative Assistant to
                                      the President
Reginald W. Ray, Jr. 72   1982     Special Administrative Assistant to
                                      the President
John D. Shepherd     56   1982     Chairman of the Board; President and Chief
                                      Executive Officer
William J. Thyne     52   1999     Executive Vice President and Chief
                                      Financial Officer; Treasurer,
                                      Secretary
Jeffry J. LaPell     42   2001     Vice President and Chief Operating Officer

Business Experience
-------------------

   Leslie M. Apple has been a Partner and practicing attorney in the Albany, New York law firm of Whiteman, Osterman & Hanna for more than the past five years. From 1982 through December 1997 Mr. Apple was a Director of the Company. From January 1987 through December 1997, Mr. Apple had been a Special Administrative Assistant to the President, and from May 1997 until December 1997 Mr. Apple was a member of the Company's Office of the Chief Executive. Mr. Apple resigned from all positions with the Company in December 1997 and has had no affiliation with the Company until he was appointed to a vacant seat on the Board of Directors and to the position of Special Administrative Assistant to the President on November 30,
2000. Mr. Apple was elected a Director of the Company by shareholders on January 8, 2001.

   Richard C. Farr was, until his resignation from those offices on July 8, 1997, Chairman of the Board of the Company since January 1990 and President and Treasurer of the Company since December 1991. Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a member of the Office of the Chief Executive, which position he resigned on July 8, 1997. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West Hartford, Connecticut, for more than the past five years. From January 1987 to December 1991, Mr. Farr was a Special Administrative Assistant to the President, a position he has resumed since his resignation in July 1997.

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

   Steven Patlin has been and continues to be an independent dealer of Lincoln Logs Ltd. since June 1985. Mr Patlin served as an independent consultant to the Company on sales and marketing matters from January 1998 through February 1999. From March 1999 through February 2000 Mr. Patlin served as Vice President of Sales for the Company at which time he resigned that position. Since February 2000, Mr. Patlin has been a Special Administrative Assistant to the President. Mr. Patlin has been Vice President and Treasurer of Patlin Enterprises Inc., a distributor of home maintenance products, for more than the past five years.

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

   Jeffry J. LaPell had been Vice President - Sales since re-joining the Company in December 1999, which position he held until February 4, 2002.
In August 2001, Mr. LaPell was elected to the additional position of Chief Operating Officer. Prior to re-joining the Company Mr. LaPell was Director of Sales for Asperline Log Homes, Inc., a wholly owned subsidiary of Imagineering Services, Inc., in Lock Haven, Pennsylvania from December 1998 to December 1999. Prior to that position, and for more than five years, Mr. LaPell was employed by Lincoln Logs Ltd. in various sales positions the most recent of which was National Sales Manager.

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

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financial reporting systems, consists of Messrs. Apple, Ray and Padula. The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Ray, Padula and Farr. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Farr, Apple and Patlin. The Company does not have a standing nominating committee or any committee performing a similar function. During the fiscal year ended January 31, 2002 there were four meetings of the Audit Committee, two meetings of the Strategy Committee and one meeting of the Compensation Committee.


                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd    56   Chairman of the Board; President and Chief Executive
                         Officer

William J. Thyne    52   Executive Vice President and Chief Financial Officer;
                         Treasurer; Secretary

Jeffry J. LaPell    42   Vice President and Chief Operating Oficer

Eric R. Johnson     36   Vice President - Sales

David J. Patton     54   Vice President - Operations

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

   Jeffry J. LaPell has been Vice President - Sales since re-joining the Company in December 1999, which position he held until February 4, 2002 when Mr. Eric Johnson was hired as Vice President - Sales. Mr LaPell was elected to the additional position of Chief Operating Officer in August 2001. Prior to re-joining the Company Mr. LaPell was Director of Sales for Asperline Log Homes, Inc., a wholly owned subsidiary of Imagineering Services, Inc., in Lock Haven, Pennsylvania from December 1998 to December 1999. Prior to that position, and for more than five years, Mr. LaPell was employed by Lincoln Logs Ltd. in various sales positions the most recent of which was National Sales Manager.

   Eric R. Johnson joined the Company on February 4, 2002 as Vice Presidnet-Sales. Prior to joining the Company Mr. Johnson was Show and Seminar Manager for Home Buyer Publications, Inc., publishers of Log Home Living and Timber Frame Homes magazines, in Chantilly, Virginia from June 1998 to January 2002. Prior to that position, Mr. Johnson was Regional Manager for Nationwide Homes, Inc., a manufacturer of modular homes in Martinsville, Virginia from May 1997 to May 1998. Prior to that Mr. Johnson was the Regional Training Manager for Lindal Cedar Homes, Inc. based in Fairfax, Virginia from September 1993 to April 1997. From July 1989 to August 1993 Mr. Johnson held the position of General Manager of Alpine Cedar Homes, an independent distributor for Lindal Cedar Homes, Inc. in South Glens Falls, New York.

   David J. Patton has been Vice President - Operations since December 1999. Prior to becoming Vice President - Operations, Mr. Patton was Product Manager,
a position he held since joining the Company in April 1996. Prior to joining the Company, Mr. Patton was a self-employed general contractor specializing in the construction of log homes.


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

   The Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended January 31, 2002.


ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2002, January 31, 2001 and January 31, 2000.


                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                           Long-term Compensation
             Annual Compensation                  Awards
             ------------------            ----------------------

     (a)          (b)     (c)       (d)          (e)          (f)          (g)          (h)          (i)
                                                                                                      All
                                                 Other       Restricted                              Other
Name and                                         Annual      Stock         Options/     LTIP         Compen-
Principle         Year    Salary    Bonus      Compensation  Award(s)      SAR's        Payout       Sation
Position                   ($)       ($)           ($)        ($)            (#)          ($)          ($)
---------------------------------------------------------------------------------------------------------------
John D. Shepherd, 2002 91,327.00    0.00          6,000.00(5) 0.00                0      0.00        22,155.00 (2)
Chief Executive   2001 78,000.00    0.00          5,000.00(5) 0.00                0      0.00         9,877.00 (3)
Officer (1)       2000 78,000.00    0.00          5,000.00(5) 0.00                0      0.00         7,501.00 (4)

Jeffry J. LaPell, 2002 84,841.00 22,805.00        1,667.00(5) 0.00                0      0.00         3,541.00 (7)
Chief Operating   2001 77,500.00  7,500.00            0.00    0.00                0      0.00         3,133.00 (8)
Officer (6)       2000 10,432.69      0.00            0.00    0.00                0      0.00             0.00

William J. Thyne, 2002 84,841.00      0.00        6,000.00(5) 0.00                0      0.00         9,812.00 (10)
Chief Financial   2001 77,500.00  9,000.00        5,000.00(5) 0.00                0      0.00         6,405.00 (11)
Officer (9)       2000 72,500.00      0.00        1,250.00(5) 0.00                0      0.00         4,478.00 (12)

------------------------------
(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. From May 1997 until December 1997, Mr. Shepherd was a member of the Office of Chief Executive. Prior to May 1997, and since June 1982, Mr. Shepherd has been a director of the Company.
(2) This amount consists of $4,250 paid for directors' meetings fees, $2,867 of matching funds contributed to the Company's 401(k) Plan, $352 paid for term life insurance, $13,836 for interest paid on amounts advanced to the Company and $850 paid for interest on Series B Convertible Subordinated Debentures.

(3) This amount consists of $1,250 paid for directors'meeting fees, $2,340 of matching funds contributed to the Company's 401(k) Plan, $271 paid for term life insurance, and $6,016 paid for interest on amounts advanced to the Company.
(4) This amount consists of $3,750 paid for directors' meeting fees, $3,480 of matching funds contributed to the Company's 401(k) Plan, and $271 paid for term life insurance.
(5) These amounts represent an annual salary paid to the directors of the Company. For fiscal years 2001 and 2000 the annual salary was $5,000. During the fiscal year 2002 the annual salary was increased to $8,000.
     The amounts shown for fiscal year 2002 represent pro-rata amounts paid.
     Mr. LaPell was appointed to a vacant seat on the Board of Directors in August 2001. Mr. Thyne was appointed to a vacant seat on the Board of Directors in November 2000.
(6)  Mr. LaPell was elected Vice President and Chief Operating Officer in
     August 2001, and appointed to a vacant seat on the Board of Directors in August 2001. From December 1999 to January 2002 Mr. LaPell was Vice President - Sales.
(7) This amount consists of $3,225 of matching funds contributed to the Company's 401(k) Plan and $316 paid for term life insurance.
(8) This amount consists of $2,863 of matching funds contributed to the Company's 401(k) Plan and $270 paid for term life insurance.
(9) Mr. Thyne was elected Chief Financial Officer and Secretary in January 1998, Executive Vice President in September 1999 and Treasurer in
     February 2001.
(10) This amount consists of $4,250 paid for directors' meetings fees, $2,837 of matching funds contributed to the Company's 401(k) Plan, $325 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(11) This amount consists of $1,250 paid for directors' meetings fees, $2,468 of matching funds contributed to the Company's 401(k) Plan, $287 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(12) This amount consists of $2,117 of matching funds contributed to the Company's 401(k) Plan, $261 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.


Employee Savings Plan

   The Company maintains a defined contribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Thirty-nine of the Company's employees are currently eligible to participate in the Plan, twenty-eight of whom have elected to participate. Employees participating in the Plan may elect to defer compensation up to a maximum permitted by the Internal Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $10,500 for the 2001 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment.

   During the fiscal years ended January 31, 2002, 2001 and 2000, $22,494, $56,653 and $104,814, respectively, were paid to employees of the Company upon their separation from service to the Company pursuant to the Plan.

Directors' Compensation

   During the fiscal year ended January 31, 2002 each Director received an $8,000 annual salary and also received $1,500 for each directors meeting they attended. During the fiscal year ended January 31, 2002 the annual salary was increased to its current amount of $8,000 from $5,000, and the meeting fee was increase to $1,500 from $1,250. Further, members of committees of the Board of Directors received $500 for each committee meeting attended.

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
                          Number of Shares              Percent of Out-
                          of common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 25, 2002          as of April 25, 2002
-------------------       ----------------------        ----------------------
Richard C. Farr               1,423,302 (1)                    14.94%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              6,253,961 (2)                    65.64
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (ii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (2)  Includes (i) 50,000 shares subject to the Company's Series B
       Convertible Subordinated Debentures, which are convertible within 60 days, (ii) 250,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr.
       Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (iv) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and
       Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (v) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 7,000 shares owned by Mrs. Carol R. Shepherd, his mother, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (xi) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficialy Owned          Beneficially Owned
Name                    as of April 25, 2002       as of April 25, 2002
---------------         ----------------------     ----------------------
Richard C. Farr           1,423,302 (4)                   14.94%
Samuel J. Padula            373,743 (1)(2)                 3.92%
Reginald W. Ray, Jr.        221,504 (1)(3)                 2.32%
John D. Shepherd          6,253,961 (5)                   64.64%
William J. Thyne            296,085 (6)                    3.11%
David J. Patton              34,400 (7)                     .36%
Steven Patlin                85,100 (8)                     .89%
Jeffry J. LaPell             15,400                         .16%
Leslie M. Apple              75,000 (9)                     .79%
Eric R. Johnson                   0                        0.00%
All officers and
directors as a group
(10 persons)              8,778,495 (10)                  92.14%

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

  (3) Includes 12,702 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days and (ii) 312,500 shares subject to warrants which are exercisable within 60 days.

  (5)  Includes (i) 50,000 shares subject to the Company's Series B
       Convertible Subordinated Debentures, which are convertible within 60 days, (ii) 250,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr.
       Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to warrants owned by Mrs. Susan Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (iv) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and
       Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership,
       (v) 62,500 shares subject to warrants owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 7,000 shares owned by Mrs. Carol R. Shepherd, his mother, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (viii) 62,500 shares subject to warrants owned by Mrs. Carol R. Shepherd which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (ix) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (x) 25,000 shares subject to warrants owned by Mr. Jason Tunick which are exercisable within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (xi) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd discliams beneficial ownership.

  (6) Includes (i) 10,000 shares subject to options which are exercisable within 60 days, (ii) 100,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 50,000 shares subject to warrants which are exercisable within 60 days, (iv) 50,000 shares subject to the Company's
       Series B Convertible Subordinated Debentures owned by Mrs. Glenn E. Thyne, his wife, which are convertible within 60 days, as to which Mr. Thyne disclaims beneficial ownership, and (v) 25,000 shares subject to warrants owned by Mrs. Glenn E. Thyne which are exercisable within 60 days, as to which Mr. Thyne disclaims beneficial ownership.

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

  (9) Includes (i) 25,000 shares subject to options which are exercisable within 60 days.

  (10) Includes (i) 184,000 shares subject to options, which are exercisable within 60 days, (ii) 800,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 762,500 shares subject to warrants which are exercisable within 60 days, and (iv) 312,500 shares subject to the Company's
       Series C Convertible Subordinated Debentures, which are exercisable within 60 days.

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

   During the fiscal years ended January 31, 2002 and 2001, the following transactions with officers, directors and shareholders occurred:

     During fiscal 2001, the Company repaid Mr. Richard C. Farr $103,000 of advances he had made to the Company in prior years. The amount paid
to Mr. Farr reduced the outstanding advances to $97,000.   Also during
fiscal 2001, the Company made interest payments to Mr. Farr related to the aforementioned advances totaling $18,350.46. The advances bear interest at the annual rate of 12%.

     On December 8, 2000, Mr. John D. Shepherd advanced to the Company $83,349 for the purpose of placing a deposit for the purchase of a new milling machine. The advance is evidenced by a Note bearing interest at 12% and is due August 15, 2002. On March 14,2001, the Company repaid Mr. Shepherd $33,349 of the total amount advanced to the Company. Related to this Note, the Company has paid Mr. Shepherd interest payments in the amount of $2,926.

     On December 28, 2000, Mr. John D. Shepherd advanced to the Company $100,000 for the purpose of purchasing real property in Kingston, NY. The advance is evidenced by a Note bearing interest at 12% and is due August 15, 2003. Related to this Note, the Company has paid Mr. Shepherd interest payments in the amount of $3,090.

     During fiscal 2002, the Company repaid Mr. Richard C. Farr $97,000 of advances made to the Company in prior years. These payments reduced the amount of the advances made by Mr. Farr to zero. Also during fiscal 2002, the Company made interest payments to Mr. Farr related to the aforementioned advances totaling $7,151. The advances bore interest at the annual rate of 12%.

     In May 2001, Mr. John D. Shepherd purchased $10,000 of Series B Convertible Subordinated Debentures at face value from an unrelated shareholder of the Company.

     During fiscal 2002, the Company repaid Mr. John D. Shepherd $83,349, which amount was evidenced by a Note and was for the purpose of purchasing a new milling machine. The amount repaid reduced the amount advanced by Mr. Shepherd to purchase the milling machine to zero. Related to this Note, the Company made interest payments to Mr. Shepherd totaling $4,356. The Note bore interest at the annual rate of 12%.

     During fiscal 2002, the Company repaid Mr. John D. Shepherd $100,000, which amount was evidenced by a Note and was for the purpose of purchasing real property in Kingston, NY. The amount repaid reduced the amount advanced by Mr. Shepherd to purchase the real property to zero. Related to this Note, the Company made interest payments to Mr. Shepherd totaling $9,480.
The Note bore interest at the annual rate of 12%.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

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

                           LINCOLN LOGS LTD.

                           By: s/ John D. Shepherd
                              --------------------
                              John D. Shepherd,
                              Chairman of the Board, President
                              and Chief Executive Officer


                           Dated:  April 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
       s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
       and Chief Executive Officer
       Dated: April 30, 2002

(ii)  Principal Financial Officer:
       s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Executive Vice President,
      Chief Financial Officer,
      Secretary and Treasurer
      Dated:  April 30, 2002



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:

      s/ Richard C. Farr                     April 24, 2002
      ------------------------
      Richard C. Farr

      s/ Samuel J. Padula                    April 24, 2002
      ------------------------
      Samuel J. Padula

      s/ Reginald W. Ray, Jr.                April 22,2002
      ------------------------
      Reginald W. Ray, Jr.

       s/ John D. Shepherd                   April 30, 2002
      ------------------------
      John D. Shepherd

       s/ William J. Thyne                   April 30, 2002
      -----------------------
      William J. Thyne

       s/ Steve Patlin                       April 22, 2002
      ------------------------
      Steven Patlin


       s/ Leslie M. Apple                    April 22, 2002
      ------------------------
      Leslie M. Apple


	s/ Jeffry J. LaPell                    April 30, 2002
      ------------------------
      Jeffry J. LaPell