Form 10QSB/A
period 2002-04-30
LINCOLN LOGS LTD
filed 2002-06-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended April 30, 2002

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at June 13, 2002
  Common Stock,  $ .01 par value                   7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

The Company files its 10QSB on June 14, 2002, however, the 10KSB from January
31, 2002 was attached in error. This filing includes the 10QSB for April 30, 2002.

                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             April 30, 2002 and January 31, 2002                   3 - 4

	     	Consolidated statements of operations
             for the three months ended April 30, 2002 and 2001    5

            Consolidated statements of changes in stockholders'
             equity for the three months ended
             April 30, 2002 and the twelve months ended
             January 31, 2002                                      6

     		Consolidated statements of cash flows
             for the three months ended April 30, 2002 and 2001    7

            Notes to consolidated financial statements             8 - 10

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                              11 - 14


PART II.  OTHER INFORMATION                                        15


SIGNATURES                                                         15








                                      -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 30, 2002 AND JANUARY 31, 2002

                                   ASSETS
                                               April 30,        January 31,
                                                2 0 0 2          2 0 0 2
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  402,104       $  502,397
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                       25,035          122,654
  Inventories (principally raw materials)       1,076,963          863,665
  Prepaid expenses and other current assets       604,980          542,403
  Prepaid income taxes                                100              ---
  Mortgage and note receivable                      2,592            3,423
  Due from related parties                          2,103              ---
                                               ----------       ----------
     Total current assets                       2,113,877        2,034,542
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,446,001        2,423,956
  Machinery and equipment                         880,761          880,761
  Furniture and fixtures                        1,611,457        1,573,002
  Transportation equipment                        224,095          200,097
                                               -----------       ---------
                                                5,997,555        5,913,057
  Less: accumulated depreciation               (3,528,254)      (3,487,139)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,469,301        2,425,918
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              64,209           64,779
  Assets held for resale                           11,297           11,297
  Deposits and other assets                         5,800            5,924
  Intangible assets, net of accumulated
    amortization of $77,784 in 2003 and
    $77,654 in 2002                                 4,549            4,679
                                                ---------        ---------
     Total other assets                            85,855           86,679
                                                ---------        ---------
TOTAL ASSETS                                   $4,669,033       $4,547,139
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			-  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                        APRIL 30, 2002 AND JANUARY 31, 2002

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 April 30,      January 31,
                                                  2 0 0 2        2 0 0 2
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt        $  114,386      $   110,471
  Trade accounts payable                           725,188          413,809
  Customer deposits                              2,238,930        1,979,323
  Accrued payroll, related taxes and
    withholdings                                    96,033           82,695
  Accrued income taxes                                 ---            3,490
  Due to related parties                               ---            4,951
  Accrued expenses                                 600,104          498,041
                                                ----------       ----------
     Total current liabilities                   3,774,641        3,092,780

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               210,000          200,000
     Others                                         10,000           10,000
  Mortgage and notes payable                       176,250          181,875
  Other                                            130,030          146,339
                                                ----------       ----------
    Total liabilities                            4,300,921        3,640,994
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299 shares     77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (4,506,600)     (3,968,567)
                                                -----------      ----------
                                                  1,252,547       1,790,580
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                     368,112         906,145
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $4,669,033      $4,547,139
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                                April 30,
                                          ----------------------
                                           2 0 0 2       2 0 0 1
                                          ---------     ---------
NET SALES                                $1,438,938    $1,181,669

COST OF SALES                               911,266       824,584
                                         ----------    ----------
GROSS PROFIT                                527,672       357,085
                                         ----------    ----------
OPERATING EXPENSES:
  Commissions                               163,490       153,336
  Selling, general and administrative       907,145       868,829
                                         ----------    ----------
   Total operating expenses               1,070,635     1,022,165
                                         ----------    ----------
(LOSS) FROM OPERATIONS                   (  542,963)   (  665,080)
                                         ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                             4,529         4,826
  Interest expense                       (   17,388)   (   24,770)
  Other                                      17,789        19,920
                                         ----------    ----------
   Total other income (expense) - net         4,930    (       24)
                                         ----------    ----------
(LOSS) BEFORE INCOME TAXES               (  538,033)   (  665,104)

INCOME TAXES                                    ---           ---
                                         ----------    ----------
NET (LOSS)                              $(  538,033)  $(  665,104)
                                         ==========    ==========

PER SHARE DATA:
  Basic (loss) per share                  $ (   .07)    $ (   .09)
                                         ==========    ==========
  Diluted (loss) per share                $ (   .07)    $ (   .09)
                                         ==========    ==========


See accompanying notes to consolidated financial statements.


             				-  5  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2002


                                        Number         Par         Additional                                        Total
                                          of          value          paid-in     (Accumulated      Treasury      stockholders'
                                        shares        amount         capital        deficit)         stock           equity
                                       ---------    ----------     ----------     -----------    ------------    -------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)   $ (  884,435)    $    669,765

Net income - 2002                            ---           ---            ---         236,380             ---          236,380
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at January 31, 2002            7,759,299     $  77,593     $5,681,554     $(3,968,567)   $ (  884,435)    $    906,145

Net (loss) - 3 months
    ended April 30, 2002                     ---           ---            ---       ( 538,033)            ---        ( 538,033)
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at April 30, 2002              7,759,299     $  77,593     $5,681,554     $(4,506,600)   $ (  884,435)    $    368,112
                                      ==========    ==========     ==========     ===========    ============     ============

See accompanying notes to consolidated financial statements.


                                  						-  6  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                (UNAUDITED)
                                                   Three Months Ended
                                                        April 30,
                                               ----------------------------
                                                  2 0 0 2          2 0 0 1
                                               -----------      -----------
OPERATING ACTIVITIES:
  Net (loss)                                   $ ( 538,033)     $ ( 665,104)
  Adjustments to reconcile net (loss) gain
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                  41,245           37,330
     Changes in operating assets and liabilities:
       Decrease in trade accounts receivable        97,619            4,803
       (Increase) in inventories                 ( 213,298)       ( 128,368)
       (Increase) in prepaid expenses
         and other current assets                (  64,680)       (   6,670)
       (Increase) in prepaid income taxes        (     100)       (     235)
       Decrease in deposits
         and other assets                              124          130,465
       Increase in trade accounts payable          311,379          143,347
       Increase in customer deposits               259,607          388,448
       (Decrease) increase in accrued
         expenses and other liabilities            115,401        (  69,251)
       (Decrease) increase in due to
         related parties                         (   4,951)           1,624
       (Decrease) in accrued income taxes        (   3,490)       (   1,374)
                                                ----------       ----------
Net cash (used) provided by
  operating activities                                 823        ( 164,985)
                                                ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                             (  84,498)       (  46,754)
   Issuance of note receivable                         ---              ---
   Payments on note receivable                         ---              879
   Payments on mortgage receivable                   1,401              330
                                                ----------       ----------
   Net cash (used) by investing activities       (  83,097)       (  45,545)
                                                ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             ---          225,000
  Loan origination fees                                ---        (   5,199)
  Repayments of long-term debt                   (  18,019)       (  51,327)
                                                ----------       ----------
   Net cash provided (used) by financing
     activities                                  (  18,019)         168,474
                                                ----------       ----------
Net (decrease) in cash and cash equivalents      ( 100,293)       (  42,056)

Cash and cash equivalents at
   beginning of period                             502,397          286,226
                                               -----------       ----------
Cash and cash equivalents at
    end of period                                $ 402,104        $ 244,170
                                               ===========       ==========

See accompanying notes to consolidated financial statements.

     					         	-  7  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          	APRIL 30, 2002 AND 2001

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the three-month periods ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 7,255,059 for the three-month periods ended April 30, 2002 and April 30, 2001, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the three-months ended April 30, 2002 and 2001.

(4)  INDEBTEDNESS

   In February 2001 and in May 2001, holders of Series B Convertible Subordinated Debentures in the amount of $170,000 with an extended maturity date of May 15, 2001 agreed to extend the maturity date to May 15, 2003.
In February 2002 the holders of Series C Convertible Subordinated Debentures in the amount of $50,000 with an original maturity date of February 28, 2002 agreed to extend the maturity date to May 15, 2003 and to reduce the interest rate to 10% from 12%. All other terms of the Series B and Series C Convertible Subordinated Debentures remain the same.

   In February 2001, the Company secured a bank loan in the amount of $225,000 and granted a mortgage on its new sales model in Lake George, New York.
The debt has a term of ten years with principal repaid in 120 equal monthly payments, and the interest rate is the prime lending rate as published in the Wall Street Journal on the first day of each month plus 2%.

   In January 2002, the Company purchased two pick-up trucks having a total value of $58,880. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowings have a maturity date of January 2005, require equal monthly payments and are collateralized by the trucks purchased. The Company also has certain assets under capital leases representing copiers, facsimile machines, computers, blueprinting equipment and milling equipment.

(5)  LIQUIDITY

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 2002 of $538,033. As of April 30, 2002, current liabilities exceeded current assets by $1,660,764. However, the Company had net stockholders' equity of $368,112 at April 30, 2002. Over the past several years the Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payment terms to the Company to support the Company's operations. While the Company's results from operations have shown some improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.

(6)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the three months ended April 30, 2001 have been reclassified to conform with the presentation for the three months ended April 30, 2002.

(7)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2002, cash was paid in the amounts of $10,954 for interest and $3,590 for income taxes. During the three months ended April 30, 2001, cash was paid in the amounts of $25,920 for interest and $1,609 for income taxes.

Non-cash investing and financing activities:

   During the first quarter ended April 30, 2002, there were no non-cash investing and financing activities.

   During the first quarter ended April 30, 2001, the Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended April 30, 2002 vs. April 30, 2001:

   Net sales were $1,438,938 for the three months ended April 30, 2002, as compared to $1,181,669 in the same period in 2001, an increase of $257,269, or 22%. When compared to the previous year, there was a 17% increase in the number of units shipped, and the average sales value per unit shipped increased 5%. The increase in units shipped was principally due to favorable spring weather conditions. The increase in the average sales value per unit shipped resulted from the shipment of homes that were slightly larger than those shipped in the previous year combined with a price increase that was effective at the beginning of the previous fiscal year.

   Gross profit amounted to $527,672, or 37% of net sales for the three months ended April 30, 2002 as compared to $357,085, or 30% for the same period in 2001. Gross profit increased for the three months ended April 30, 2002 as compared to the three months ended April 30, 2001 due to slight decreases in material costs and direct labor, and more pronounced decreases in manufacturing overhead expenses, as a percentage of net sales. Material costs remained relatively unchanged from the previous year, and as a percentage of net sales declined one-half of one percent. Direct labor increased ten percent in absolute dollars over the prior year, but as a percentage of net sales declined one percent due to the increase in volume shipped. Direct labor increased due to annual wage adjustments and increased benefit costs. Manufacturing overhead declined both in absolute dollars and as a percentage of net sales. The decrease was principally because of lower employment costs and decreased shipping costs.

   Total operating expenses of $1,070,635, or 74% of net sales, increased $48,470 from the previous year's amount of $1,022,165, or 87% of net sales.
The overall increase in total operating expenses was 5%. Sales commissions were $163,490 for the three months ended April 30, 2002, and $153,336 for the three months ended April 30, 2001. Commissions were 11% and 13% of net sales in 2002 and 2001, respectively. Selling, general and administrative expenses were $907,145 for the three months ended April 30, 2002 compared with $868,829 in the same period of the previous year, an increase of $38,316, or 4%. Selling, general and administrative expenses were 63% and 74% of net sales in 2002 and 2001, respectively.

   Although net sales increased by 20% in the first quarter ended April 30, 2002 total sales commissions increased only 7%. During the first quarter of fiscal 2003 thirty eight percent of the shipments were sold by the Company's employee sales persons as compared with twenty eight percent of the previous year's first quarter sales. Because the Company compensates its employees at a lower commission rate than its independent dealer representatives, total commissions expense can fluctuate differently from the change in net sales depending upon the mix of who sells the homes.

   The increase in Selling, General and Administrative Expenses is principally attributed to the opening of a Company sales office in Pennsylvania during the latter part of fiscal 2002. All other spending was relatively the same as that of the previous year.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both April 30, 2002 and April 30, 2001 of $1,660,764 and $1,758,495, respectively. For the twelve months ended April 30, 2002 working capital increased $97,731 as compared to a decrease of $471,641 in the same period in 2001. As of the Company's fiscal year end at January 31, 2002, current liabilities exceeded current assets by $1,058,238. At April 30, 2002 the Company's backlog of undelivered contracts was approximately $17,642,400. Cash was primarily used during the three-month period ended April 30, 2002 to fund the operating loss, to purchase inventory, to pay for prepaid expenses, additional fixed assets, and to make payments toward the long-term debt. Cash was primarily provided through the receipt of customer deposits and the reduction of trade receivables, and by an increase in accounts payable and an increase in accrued expenses.

   For the three months ended April 30, 2002 the Company's operations provided cash in the amount of $823. Comparatively, the Company's operations used cash in the amount of $164,985 for the three months ended April 30, 2001. Overall, the Company experienced a net decrease in its cash position of $100,293 during the three months ended April 30, 2002 as compared to a net decrease in its cash position of $42,056 during the three months ended April 30, 2001.

   As shown in the consolidated financial statements, the Company incurred a net loss during the quarter ended April 30, 2002 of $538,033. As of April 30, 2002, current liabilities exceeded current assets by $1,660,764. However, the Company had net stockholders' equity of $368,112 as of April 30, 2002. Over the past several years, the Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations. The Company continues to pursue a credit facility from outside sources, but to date has not been successful in securing such financing. While the Company's results from operations have shown improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Accounting for Business Combinations" and Statement
No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed periodically, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The adoption of these statements did not have a material impact on its financial statements.

   In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2001. The adoption of this statement did not have a material impact on its financial statements.

   In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted February 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The adoption of this statement did not have a material impact on its financial statements.

   In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on its financial statements.

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

						June 13, 2002

						/ s /  William J. Thyne
						William J. Thyne
						Executive Vice President, Treasurer
                                    Chief Financial Officer, Principal Financial
						Officer and Secretary

						June 13, 2002