Form 10QSB
period 2002-07-31
LINCOLN LOGS LTD
filed 2002-09-12
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended July 31, 2002

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

           Class                          Outstanding at September 12, 2002
  Common Stock,  $ .01 par value                   7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                            Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             July 31, 2002 and January 31, 2002                   3 - 4

	     	Consolidated statements of operations
             for the six months ended July 31, 2002 and 2001       5

		Consolidated statements of operations
		 for the three months ended July 31, 2002 and 2001	 6

  		Consolidated statements of changes in stockholders'
             equity for the six months ended
             July 31, 2002 and the twelve months ended
             January 31, 2002                                      7

     		Consolidated statements of cash flows
             for the six months ended July 31, 2002 and 2001       8

            Notes to consolidated financial statements             9 - 12

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                              13 - 16


PART II.  OTHER INFORMATION                                        17


SIGNATURES                                                         18


CERTIFICATIONS									 19 - 20





                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JULY 31, 2002 AND JANUARY 31, 2002

                                   ASSETS
                                                July 31,        January 31,
                                                2 0 0 2          2 0 0 2
                                              (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  386,759       $  502,397
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      526,194          122,654
  Inventories (principally raw materials)       1,279,145          863,665
  Prepaid expenses and other current assets       674,353          542,403
  Prepaid income taxes                                100              ---
  Mortgage and note receivable                      2,592            3,423
  Due from related parties                             62              ---
                                               ----------       ----------
     Total current assets                       2,869,205        2,034,542
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,462,000        2,423,956
  Machinery and equipment                         881,674          880,761
  Furniture and fixtures                        1,651,157        1,573,002
  Transportation equipment                        262,216          200,097
                                               -----------       ---------
                                                6,092,288        5,913,057
  Less: accumulated depreciation               (3,569,823)      (3,487,139)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,522,465        2,425,918
                                               ----------        ----------
OTHER ASSETS:
  Mortgage receivable                              63,849           64,779
  Assets held for resale                           11,297           11,297
  Deposits and other assets                        15,121            5,924
  Intangible assets, net of accumulated
    amortization of $77,914 in 2003 and
    $77,654 in 2002                                 4,419            4,679
                                                ---------        ---------
     Total other assets                            94,686           86,679
                                                ---------        ---------
TOTAL ASSETS                                   $5,486,356       $4,547,139
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 2002 AND JANUARY 31, 2002

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  July 31,      January 31,
                                                  2 0 0 2        2 0 0 2
                                                (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties					$  210,000	    $       ---
    Other							   124,386		  110,471
  Trade accounts payable                           837,439          413,809
  Customer deposits                              2,348,151        1,979,323
  Accrued payroll, related taxes and
    withholdings                                    75,270           82,695
  Accrued income taxes                                 ---            3,490
  Due to related parties                               ---            4,951
  Accrued expenses                                 678,329          498,041
                                                ----------       ----------
     Total current liabilities                   4,273,575        3,092,780

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                   ---          210,000
     Others                                            ---           10,000
  Mortgage and notes payable                       170,625          181,875
  Other                                            106,793          146,339
                                                ----------       ----------
    Total liabilities                            4,550,993        3,640,994
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299 shares     77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (3,939,349)     (3,968,567)
                                                -----------      ----------
                                                  1,819,798       1,790,580
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                     935,363         906,145
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $5,486,356      $4,547,139
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                  (UNAUDITED)
<CAPTION)
                                             Six Months Ended
                                                 July 31,
                                          ----------------------
                                           2 0 0 2       2 0 0 1
                                          ---------     ---------
NET SALES                                $5,256,669    $4,716,371

COST OF SALES                             2,895,577     2,832,580
                                         ----------    ----------
GROSS PROFIT                              2,361,092     1,883,791
                                         ----------    ----------
OPERATING EXPENSES:
  Commissions                               571,890       597,352
  Selling, general and administrative     1,761,930     1,603,639
                                         ----------    ----------
   Total operating expenses               2,333,820     2,200,991
                                         ----------    ----------
INCOME (LOSS) FROM OPERATIONS                27,272    (  317,200)
                                         ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                             8,538         9,623
  Interest expense                       (   31,628)   (   47,632)
  Other                                      25,036        45,623
                                         ----------    ----------
   Total other income (expense) - net         1,946         7,614
                                         ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES            29,218    (  309,586)

INCOME TAXES                                    ---           ---
                                         ----------    ----------
NET INCOME (LOSS)                       $    29,218   $(  309,586)
                                         ==========    ==========

PER SHARE DATA:
  Basic earnings (loss) per share         $     .00     $ (   .04)
                                         ==========    ==========
  Diluted earnings (loss) per share       $     .00     $ (   .04)
                                         ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                                 July 31,
                                          ----------------------
                                           2 0 0 2       2 0 0 1
                                          ---------     ---------
NET SALES                                $3,817,731    $3,534,702

COST OF SALES                             1,984,311     2,007,996
                                         ----------    ----------
GROSS PROFIT                              1,833,420     1,526,706
                                         ----------    ----------
OPERATING EXPENSES:
  Commissions                               408,400       444,016
  Selling, general and administrative       854,785       734,810
                                         ----------    ----------
   Total operating expenses               1,263,185     1,178,826
                                         ----------    ----------
INCOME FROM OPERATIONS                      570,235       347,880
                                         ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                             4,009         4,797
  Interest expense                       (   14,240)   (   22,862)
  Other                                       7,247        25,703
                                         ----------    ----------
   Total other income (expense) - net    (    2,984)        7,638
                                         ----------    ----------
INCOME BEFORE INCOME TAXES                  567,251       355,518

INCOME TAXES                                    ---           ---
                                         ----------    ----------
NET INCOME                              $   567,251   $   355,518
                                         ==========    ==========

PER SHARE DATA:
  Basic earnings per share                $     .08     $     .05
                                         ==========    ==========
  Diluted earnings per share              $     .07     $     .04
                                         ==========    ==========


See accompanying notes to consolidated financial statements.




                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JULY 31, 2002 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2002


                                        Number         Par         Additional                                        Total
                                          of          value          paid-in     (Accumulated      Treasury      stockholders'
                                        shares        amount         capital        deficit)         stock           equity
                                       ---------    ----------     ----------     -----------    ------------    -------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)   $ (  884,435)    $    669,765

Net income - 2002                            ---           ---            ---         236,380             ---          236,380
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at January 31, 2002            7,759,299     $  77,593     $5,681,554     $(3,968,567)   $ (  884,435)    $    906,145

Net income - 6 months
    ended July 31, 2002                      ---           ---            ---          29,218            ---            29,218
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at July 31, 2002               7,759,299     $  77,593     $5,681,554     $(3,939,349)   $ (  884,435)    $    935,363
                                      ==========    ==========     ==========     ===========    ============     ============

See accompanying notes to consolidated financial statements.


                                  	 -  7  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                (UNAUDITED)
                                                     Six Months Ended
                                                         July 31,
                                               ----------------------------
                                                  2 0 0 2          2 0 0 1
                                               -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                            $    29,218      $ ( 309,586)
  Adjustments to reconcile net gain (loss)
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                  82,944           74,660
     Changes in operating assets and liabilities:
       (Increase) Decrease in trade accounts
	   receivable  					 ( 403,540)          26,793
       (Increase) in inventories                 ( 415,480)       (  92,487)
       (Increase) in prepaid expenses
         and other current assets                ( 132,012)       (  57,811)
       (Increase) in prepaid income taxes        (     100)       (   1,035)
       (Increase) Decrease in deposits
         and other assets                        (   9,197)         130,465
       Increase (decrease) in trade accounts
	   payable 					         423,630        ( 112,990)
       Increase in customer deposits               368,828          408,854
       Increase in accrued expenses and
         other liabilities  			         172,863           65,004
       (Decrease) in due to related parties      (   4,951)       (  44,687)
       (Decrease) in accrued income taxes        (   3,490)       (   1,374)
                                                ----------       ----------
Net cash provided by operating activities          108,713           85,806
                                                ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                             ( 179,231)       ( 163,662)
   Repayments on note receivable                       ---            3,614
   Payments received on mortgage receivable          1,761              831
                                                ----------       ----------
   Net cash (used) by investing activities       ( 177,470)       ( 159,217)
                                                ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             ---          225,000
  Loan origination fees                                ---        (   5,199)
  Repayments of long-term debt                   (  46,881)       ( 131,191)
                                                ----------       ----------
   Net cash (used) provided by financing
     activities                                  (  46,881)          88,610
                                                ----------       ----------
Net (decrease) increase in cash and cash
  equivalents 					       ( 115,638)          15,199

Cash and cash equivalents at
   beginning of period                             502,397          286,226
                                               -----------       ----------
Cash and cash equivalents at
   end of period                                 $ 386,759        $ 301,425
                                               ===========       ==========

See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          	JULY 31, 2002 AND 2001

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month and three-month periods ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.

(2)  EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 7,255,059 for the three and six month periods ended July 31, 2002 and July 31, 2001.

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

   The numerator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Net income (loss) used to calculate basic earnings
   (loss) per share						 $   29,218   $ (309,586)
Add back interest expense related to convertible
   debentures							        -0-          -0-
									 ----------   ----------
Numerator for calculation of diluted earnings
   (loss) per share						 $   29,218   $ (309,586)
									 ==========   ==========

   The denominator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Weighted average outstanding shares used to
   calculate basic earnings (loss) per share		  7,255,059    7,255,059
Add shares issuable assuming conversion of
   convertible debentures					        -0-		   -0-
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     60,600          -0-
									 ----------   ----------
Denominator for calculation of diluted earnings/
   (loss) per share						  7,315,659    7,255,059
									 ==========   ==========
Basic earnings (loss) per share				    $  0.00      $ (0.04)
									    =======	     =======
Diluted earnings (loss) per share				    $  0.00      $ (0.04)
									    =======	     =======

   There were 812,500 stock purchase warrants outstanding at both July 31, 2002 and July 31, 2001 that were not included in the computation of diluted earnings
(loss) per share for the six-month periods as their effect was anti-dilutive. Also, shares issuable assuming conversion of convertible debentures at July 31, 2002 were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the six-month period then ended. Further, shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at July 31, 2001 were not included in the computation of diluted (loss) per share for the six-month period as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Net income used to calculate basic earnings
   per share							 $  567,251   $  355,518
Add back interest expense related to convertible
   debentures							      6,350        6,600
									 ----------   ----------
Numerator for calculation of diluted earnings
   per share							 $  573,601   $  362,118
									 ==========   ==========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Weighted average outstanding shares used to
   calculate basic earnings per share			  7,255,059    7,255,059
Add shares issuable assuming conversion of
   convertible debentures					  1,162,500	   1,162,500
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     71,552      108,442
									 ----------   ----------
Denominator for calculation of diluted earnings
   per share							  8,489,111    8,526,001
									 ==========   ==========
Basic earnings per share					    $  0.08	     $  0.05
									    =======	     =======
Diluted earnings per share					    $  0.07	     $  0.04
									    =======	     =======

   There were 812,500 stock purchase warrants outstanding at both July 31, 2002 and July 31, 2001 that were not included in the computation of diluted earnings per share for the three-month periods as their effect was anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. No income tax expense or benefit was accrued in the six-months ended July 31, 2002 and 2001.

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

   In January 2002, the Company purchased two pick-up trucks having a total value of $58,880. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowings have a maturity date of January 2005, require equal monthly payments and are collateralized by the trucks purchased. Additionally, the Company purchased a van in February 2002 having a value of $15,704. The Company financed approximately $11,000 of the total purchase price by means of conventional bank financing. The borrowing has a maturity date of February 2005, requires equal monthly payments and is collateralized by the van purchased. The Company also has certain assets under capital leases representing copiers, facsimile machines, computers, blueprinting equipment and milling equipment.

(5)  LIQUIDITY

   As shown in the consolidated financial statements, the Company realized a net profit during the quarter ended July 31, 2002 of $567,251, and a net profit for the six-month period ended July 31, 2002 of $29,218. As of July 31, 2002, current liabilities exceeded current assets by $1,404,370. However, the Company had net stockholders' equity of $935,363 at July 31, 2002. Over the past several years the Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payment terms to the Company to support the Company's operations. While the Company's results from operations have shown some improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity, or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.


(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 2002, cash was paid in the amounts of $26,074 for interest and $3,590 for income taxes. During the six months ended July 31, 2001, cash was paid in the amounts of $48,405 for interest and $2,409 for income taxes.

Non-cash investing and financing activities:

   During the six months ended July 31, 2002, the Company recorded an increase in transportation equipment of $15,704 and a related increase in long-term debt in the amount of $11,080, which represents the financed portion of the purchase.

   During the six months ended July 31, 2001, the Company recorded an increase in machinery and equipment of $130,000 and a related increase in long-term debt in the same amount representing a capital lease.

(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the three and six months ended July 31, 2001 have been reclassified to conform to the presentation for the three and six months ended July 31, 2002.

ITEM 2
              		MANAGEMENT'S DISCUSSION AND ANALYSIS OR
	                           PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended July 31, 2002 vs. July 31, 2001

   Net sales were $5,256,669 for the six months ended July 31, 2002, as compared to $4,716,371 in the same period in 2001, an increase of $540,298, or 12%. When compared to the previous year, there was a 4% increase in the number of housing units shipped, and the average sales value per housing unit shipped increased 8%. The increase in sales value per unit shipped resulted from the shipment of homes that were slightly larger than those shipped in the previous year, combined with price increases instituted in the past two years. The increase in units shipped resulted from greater demand than experienced in the previous year and from favorable weather conditions that were prevalent during the first fiscal quarter and continued through the second fiscal quarter.

   Gross profit amounted to $2,361,092, or 45% of net sales for the six months ended July 31, 2002 as compared to $1,883,791, or 40% for the same period in 2001. The increase in gross profit percentage was due to a combination of lower material costs and lower manufacturing overhead. Material costs decreased 2%. The commonly experienced spike in material costs as the building season accelerates in spring did not happen as pronounced as it had in past years resulting, compared to the previous year, in slightly lower material costs. That, combined with the increase in average sales value per unit shipped contributed to a lower cost of materials component of cost of goods sold. Manufacturing overhead costs declined both in absolute dollars and as a percentage of sales. The decreased was principally because of lower employment costs and decreased shipping costs. Direct labor costs, while up slightly in absolute dollars, principally due to annual wage adjustments, was virtually the same as a percentage of net sales from one year to the next.

   Total operating expenses of $2,333,820, or 44% of net sales, increased $132,829 from the previous year's amount of $2,200,991, or 47% of net sales. Although the operating expense dollars increased, operating expenses decreased as a percentage of sales by 3%. Sales commissions were $571,890 for the six months ended July 31, 2002 and $597,352 for the six months ended July 31, 2001. Commissions were 11% for the six months ended July 31, 2002, a decrease of 2% from the previous year when commissions were 13% for the six months ended July 31, 2001. Commissions decreased in absolute dollars and as a percentage of net sales because of the increased number of houses sold by employee sales representatives as opposed to the Company's independent dealers. Because the Company's employee sales representatives are compensated at a lower commission rate than the independent dealers a change in the mix of sales attributed to employee sales representatives versus independent dealers can have the effect of changing the amount of sales commissions earned that is contrary to the direction of the change in sales (in the present situation, sales increased while commissions earned decreased). Selling, general and administrative expenses were $1,761,930 for the six months ended July 31, 2002 compared with $1,603,639 in the same period of the previous year, an increase of $158,291, or 10%. As a percentage of net sales selling, general and administrative expenses were 34% at July 31, 2002 and 2001. The increase in expenses was primarily the result of increased spending on advertising, trade show expositions, an additional sales office in Pennsylvania, and salaries and professional fees.


Three months ended July 31, 2002 and July 31, 2001:

   Net sales for the three months ended July 31, 2002 and 2001 were $3,817,731 and $3,534,702, respectively. Net sales increased $283,029, or 8%. When compared to the same period in the previous fiscal year, the same number of housing units were delivered. The average sales value per unit shipped increased by 8%. While similar difficulties in shipping product persist, among them the continued lack of availability of construction personnel, the effects of a slowing national economy, and the difficulty of getting construction plans through the municipal permitting process (particularly in the western portion of the United States), we managed to maintain the units shipped to the level attained in the previous year's second fiscal quarter. The increase in average sales value per unit shipped resulted from the shipment of homes that were slightly larger than those shipped in the previous year combined with the price increases instituted over the past two years.

   Gross profit was $1,833,420, or 48% of net sales, for the three months ended July 31, 2002 as compared to $1,526,706, or 43% for the same period in 2001. The increase in gross profit percentage was due to a combination of lower material costs and lower overhead costs. Material decreased 3% as a percentage of sales, from the previous year's second fiscal quarter. The commonly experienced spike in material costs at the height of the building season was much less pronounced this year than was experienced in previous years. This factor, combined with the increased average sales value per unit shipped, contributed to a lower cost of materials component of cost of goods sold. Manufacturing overhead costs declined both in absolute dollars and as a percentage of sales. The decrease was principally due to lower employment costs and decreased shipping costs. Shipping costs were lower due to fewer shipments being made to the west coast of the United States than the previous year. Direct labor costs had increased slightly in absolute dollars and were virtually the same from year to year as a percentage of sales.

   Total operating expenses of $1,263,185, or 33% of net sales, increased $84,359 from the previous year's amount of $1,178,826, which was also 33% of net sales. Sales commissions were $408,400 in the three-month period ended July 31, 2002, and $444,016 in the three-month period ended July 31, 2001. Commissions were 11% of net sales in the three months ended July 31, 2002, a decrease of 2% from the prior year when commissions were 13% of net sales. The decrease is a result of the increased number of houses sold by the Company's employee sales representatives, who receive a lower commission percentage rate than the Company's independent dealers. Because of the difference in method for compensating the Company's employee sales persons and the outside independent dealers a change in the mix of who sells the houses can have an effect on sales commissions earned that is different from the change in net sales. Selling, general and administrative expenses were $854,785 for the three months ended July 31, 2002 compared with $734,810 in the same period of the previous year, an increase of $119,975, or 16%. The increase in spending was primarily the result of increased spending on advertising, trade show expositions, an additional sales office in Pennsylvania, and salaries and professional fees.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 2002 and July 31, 2001 of $1,404,370 and $1,580,080, respectively. For the six months ended July 31, 2002 working capital decreased by $346,132 as compared to a decrease of $279,059 in the same period in 2001. As of the Company's fiscal year end at January 31, 2002, current liabilities exceeded current assets by $1,058,238. At July 31, 2002 the Company's backlog of undelivered contracts was approximately $17,691,000. During the six-month period ended July 31, 2002, cash was primarily provided by the receipt of customer deposits, and by increases in trade payables and accrued expenses. Cash was primarily used to purchase inventory, to acquire new equipment, for repayments of debt, and by increases in prepaid assets and trade accounts receivables.

   For the six months ended July 31, 2002 and July 31, 2001, the Company's operations provided cash in the amounts of $108,713 and $85,806, respectively. Overall, the Company experienced a net decrease in its cash position of $115,638 during the six months ended July 31, 2002 as compared with a net increase in its cash position of $15,199 during the six months ended July 31, 2001.

   As shown in the consolidated financial statements, the Company realized a net profit during the six months ended July 31, 2002 of $29,218. As of July 31, 2002, current liabilities exceeded current assets by $1,404,370. However, the Company had net stockholders' equity of $935,363 as of July 31, 2002. Over the past several years, the Company has principally relied upon funds generated by operations and the assistance of major vendors who have provided extended payments terms to the Company to support the Company's operations. While the Company's results from operations have shown improvement over the past several years, there is, however, no assurance that the Company will be able to generate adequate funds from these sources. A reduction in the Company's sales activity or a reduction in vendor assistance could further reduce its liquidity and make it difficult for the Company to continue its operations.

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

   In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted February 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The adoption of this statement did not have a material impact on its financial statements.

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

   In June 2002, the FASB issued Statement No 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None

Item 2.   Changes in Securities
		None

Item 3.   Defaults Upon Senior Securities
	      None

Item 4.   Submission of Matters to a Vote of Security Holders

	The Company held its Annual Meeting of Shareholders on July 23, 2002. At the Annual Meeting of Shareholders, the shareholders elected all eight members of the Board of Directors to serve until the 2003 Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the eight directors.

Name					For			Withheld
-----------------------		-----------		----------
John D. Shepherd			  6,307,064		     1,009
Richard C. Farr			  6,306,427		     1,646
Samuel J. Padula			  6,306,779		     1,294
Steven Patlin			  6,307,152		     1,097
Reginald W. Ray, Jr.		  6,306,823		     1,250
William J. Thyne			  6,307,152		     1,097
Leslie M. Apple			  6,307,108		     1,141
Jeffrey J. LaPell			  6,307,064		     1,185

	The only other item of business at the Company's Annual Meeting of Shareholders was to ratify the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending January 31, 2003. The proposal was passed by the following vote: For - 6,307,386, Against - 368, Abstain - 495.

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

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						September 12, 2002

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						September 12, 2002

			   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
				  PERSUANT TO SECTION 302 OF THE
				    SARBANES-OXLEY ACT OF 2002

I, John Shepherd, certify that:

	1. I have reviewed this quarterly report of Form 10-QSB of Lincoln Logs
	   Ltd.;

	2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer

			   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
				  PERSUANT TO SECTION 906 OF THE
				    SARBANES-OXLEY ACT OF 2002

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned, John D. Shepherd, Chief Executive Officer of Lincoln Logs Ltd. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended and six-month period ended July 31, 2002 (the "Report").

   The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of September 2002.

						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer

			  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
				  PERSUANT TO SECTION 302 OF THE
				    SARBANES-OXLEY ACT OF 2002

I, William J. Thyne, certify that:

	1. I have reviewed this quarterly report of Form 10-QSB of Lincoln Logs
	   Ltd.;

	2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer


			  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
				   PERSUANT TO SECTION 906 OF THE
				    SARBANES-OXLEY ACT OF 2002

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned, William J. Thyne, Chief Financial Officer of Lincoln Logs Ltd. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended and six-month period ended July 31, 2002 (the "Report").

   The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of September 2002.

						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer