Form 10QSB
period 2002-10-31
LINCOLN LOGS LTD
filed 2002-12-16
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 31, 2002

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

           Class                          Outstanding at December 16, 2002
  Common Stock,  $ .01 par value                   7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 2002 and January 31, 2002                   3 - 4

	     	Consolidated statements of operations
             for the nine months ended October 31, 2002 and 2001     5

		Consolidated statements of operations
		 for the three months ended October 31, 2002 and 2001	   6

  		Consolidated statements of changes in stockholders'
             equity for the nine months ended
             October 31, 2002 and the twelve months ended
             January 31, 2002                                        7

     		Consolidated statements of cash flows
             for the nine months ended October 31, 2002 and 2001     8

            Notes to consolidated financial statements               9 - 12

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                 13 - 17

	ITEM  3.   CONTROLS AND PROCEDURES					   17

PART II.  OTHER INFORMATION                                          18


SIGNATURES                                                           18


CERTIFICATIONS									   19 - 22





                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 2002 AND JANUARY 31, 2002

                                   ASSETS
                                               October 31,      January 31,
                                                 2 0 0 2          2 0 0 2
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $1,242,078       $  502,397
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      733,143          122,654
  Inventories (principally raw materials)       1,193,044          863,665
  Prepaid expenses and other current assets       491,042          542,403
  Prepaid income taxes                                ---              ---
  Mortgage and note receivable                      2,592            3,423
  Due from related parties                         14,482              ---
                                               ----------       ----------
     Total current assets                       3,676,381        2,034,542
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,479,521        2,423,956
  Machinery and equipment                         881,674          880,761
  Furniture and fixtures                        1,659,131        1,573,002
  Transportation equipment                        262,216          200,097
                                               -----------       ---------
                                                6,117,783        5,913,057
  Less: accumulated depreciation               (3,612,300)      (3,487,139)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,505,483        2,425,918
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              63,487           64,779
  Assets held for resale                           12,062           11,297
  Deposits and other assets                        17,471            5,924
  Intangible assets, net of accumulated
    amortization of $78,044 in 2003 and
    $77,654 in 2002                                 4,289            4,679
                                                ---------        ---------
     Total other assets                            97,309           86,679
                                                ---------        ---------
TOTAL ASSETS                                   $6,279,173       $4,547,139
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                       OCTOBER 31, 2002 AND JANUARY 31, 2002

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 October 31,     January 31,
                                                   2 0 0 2        2 0 0 2
                                                 (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties					$  210,000	    $       ---
    Other							   122,383		  110,471
  Trade accounts payable                           682,755          413,809
  Customer deposits                              1,915,697        1,979,323
  Accrued payroll, related taxes and
    withholdings                                    94,561           82,695
  Accrued income taxes                              14,100            3,490
  Due to related parties                               ---            4,951
  Accrued expenses                                 984,870          498,041
                                                ----------       ----------
     Total current liabilities                   4,024,366        3,092,780

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                                   ---          210,000
     Others                                            ---           10,000
  Mortgage and notes payable                       165,000          181,875
  Other                                             86,302          146,339
                                                ----------       ----------
    Total liabilities                            4,275,668        3,640,994
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299 shares     77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (2,871,207)     (3,968,567)
                                                -----------      ----------
                                                  2,887,940       1,790,580
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   2,003,505         906,145
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $6,279,173      $4,547,139
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                  (UNAUDITED)
<CAPTION)
                                             Nine Months Ended
                                                October 31,
                                          ----------------------
                                           2 0 0 2       2 0 0 1
                                          ---------     ---------
NET SALES                               $10,811,840   $ 8,235,559

COST OF SALES                             5,638,009     4,783,543
                                         ----------    ----------
GROSS PROFIT                              5,173,831     3,452,016
                                         ----------    ----------
OPERATING EXPENSES:
  Commissions                             1,320,062     1,027,285
  Selling, general and administrative     2,750,790     2,422,360
                                         ----------    ----------
   Total operating expenses               4,070,852     3,449,645
                                         ----------    ----------
INCOME FROM OPERATIONS                    1,102,979         2,371
                                         ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                            12,197        13,441
  Interest expense                       (   44,603)   (   80,222)
  Other                                      41,787       123,712
                                         ----------    ----------
   Total other income (expense) - net         9,381        56,931
                                         ----------    ----------
INCOME BEFORE INCOME TAXES                1,112,360        59,302

INCOME TAXES                                 15,000           ---
                                         ----------    ----------
NET INCOME                              $ 1,097,360   $    59,302
                                         ==========    ==========

PER SHARE DATA:
  Basic earnings per share                $     .15     $     .01
                                         ==========    ==========
  Diluted earnings per share              $     .13     $     .01
                                         ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                  (UNAUDITED)
<CAPTION)
                                            Three Months Ended
                                                October 31,
                                          ----------------------
                                           2 0 0 2       2 0 0 1
                                          ---------     ---------
NET SALES                                $5,555,171    $3,519,188

COST OF SALES                             2,742,432     1,950,963
                                         ----------    ----------
GROSS PROFIT                              2,812,739     1,568,225
                                         ----------    ----------
OPERATING EXPENSES:
  Commissions                               748,172       429,933
  Selling, general and administrative       988,860       818,721
                                         ----------    ----------
   Total operating expenses               1,737,032     1,248,654
                                         ----------    ----------
INCOME FROM OPERATIONS                    1,075,707       319,571
                                         ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                             3,659         3,818
  Interest expense                       (   12,975)   (   32,590)
  Other                                      16,751        78,089
                                         ----------    ----------
   Total other income (expense) - net         7,435        49,317
                                         ----------    ----------
INCOME BEFORE INCOME TAXES                1,083,142       368,888

INCOME TAXES                                 15,000           ---
                                         ----------    ----------
NET INCOME                              $ 1,068,142   $   368,888
                                         ==========    ==========

PER SHARE DATA:
  Basic earnings per share                $     .15     $     .05
                                         ==========    ==========
  Diluted earnings per share              $     .13     $     .04
                                         ==========    ==========


See accompanying notes to consolidated financial statements.




                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2002


                                        Number         Par         Additional                                        Total
                                          of          value          paid-in     (Accumulated      Treasury      stockholders'
                                        shares        amount         capital        deficit)         stock           equity
                                       ---------    ----------     ----------     -----------    ------------    -------------
Balance at January 31, 2001            7,759,299     $  77,593     $5,681,554     $(4,204,947)   $ (  884,435)    $    669,765

Net income - 2002                            ---           ---            ---         236,380             ---          236,380
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at January 31, 2002            7,759,299     $  77,593     $5,681,554     $(3,968,567)   $ (  884,435)    $    906,145

Net income - 9 months
    ended October 31, 2002                   ---           ---            ---       1,097,360            ---         1,097,360
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at October 31, 2002            7,759,299     $  77,593     $5,681,554     $(2,871,207)   $ (  884,435)    $  2,003,505
                                      ==========    ==========     ==========     ===========    ============     ============

See accompanying notes to consolidated financial statements.


                                  	 -  7  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                (UNAUDITED)
                                                    Nine Months Ended
                                                       October 31,
                                               ----------------------------
                                                  2 0 0 2          2 0 0 1
                                               -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)                            $ 1,097,360      $    59,302
  Adjustments to reconcile net gain (loss)
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                 125,551          111,990
     Changes in operating assets and liabilities:
	 (Gain) on sale of assets held for resale  (   7,740)       (  46,698)
       (Increase) decrease in trade accounts
	   receivable  					 ( 610,489)          47,439
       (Increase) decrease in inventories        ( 329,379)          89,393
       (Increase) decrease in prepaid expenses
         and other current assets                   51,361        (  53,689)
	 (Increase) in due from related parties    (  19,433)       (  86,741)
       (Increase) in prepaid income taxes              ---        (   1,035)
       (Increase) decrease in deposits
         and other assets                        (  12,312)         120,761
       Increase (decrease) in trade accounts
	   payable 					         268,946        ( 300,656)
       Increase (decrease) in customer deposits  (  63,626)         516,933
       Increase (decrease) in accrued expenses
         and other liabilities  			   498,695        (   3,312)
       Increase (decrease) in accrued
	   income taxes 				          10,610        (   1,374)
                                                ----------       ----------
Net cash provided by operating activities        1,009,544          452,313
                                                ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                             ( 196,986)       ( 209,422)
   Repayments on note receivable                       ---            5,501
   Payments received on mortgage receivable          2,123            1,000
                                                ----------       ----------
   Net cash (used) by investing activities       ( 194,863)       ( 202,921)
                                                ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             ---          225,000
  Loan origination fees                                ---        (   5,199)
  Repayments of long-term debt                   (  75,000)       ( 198,277)
                                                ----------       ----------
   Net cash (used) provided by financing
     activities                                  (  75,000)          21,524
                                                ----------       ----------
Net increase in cash and cash equivalents          739,681          270,916

Cash and cash equivalents at
   beginning of period                             502,397          286,226
                                               -----------       ----------
Cash and cash equivalents at
   end of period                               $ 1,242,078        $ 557,142
                                               ===========       ==========

See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          OCTOBER 31, 2002 AND 2001

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month and three-month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year, due to the seasonal nature of the business.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002.

(2)  EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings per share was 7,255,059 for the three and nine month periods ended October 31, 2002 and October 31, 2001.

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

   The numerator in the calculation of diluted earnings per share for the nine-month periods ended October 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Net income used to calculate basic earnings
   per share			     				 $1,097,360   $   59,302
Add back interest expense related to convertible
   debentures							     19,133       19,800
									 ----------   ----------
Numerator for calculation of diluted earnings
   per share							 $1,116,493   $   79,102
									 ==========   ==========

   The denominator in the calculation of diluted earnings per share for the nine-month periods ended October 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Weighted average outstanding shares used to
   calculate basic earnings per share			  7,255,059    7,255,059
Add shares issuable assuming conversion of
   convertible debentures					  1,162,500	   1,162,500
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     70,334       63,522
									 ----------   ----------
Denominator for calculation of diluted earnings
   per share							  8,487,893    8,481,081
									 ==========   ==========
Basic earnings per share					    $  0.15      $  0.01
									    =======	     =======
Diluted earnings per share					    $  0.13      $  0.01
									    =======	     =======

   There were 812,500 stock purchase warrants outstanding at both October 31, 2002 and October 31, 2001 that were not included in the computation of diluted earnings per share for the nine-month periods as their effect was anti-dilutive.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Net income used to calculate basic earnings
   per share							 $1,068,142   $  368,888
Add back interest expense related to convertible
   debentures							      6,350        6,600
									 ----------   ----------
Numerator for calculation of diluted earnings
   per share							 $1,074,492   $  375,488
									 ==========   ==========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2002 and 2001 was determined as follows:

									    2002	     2001
									 ----------   ----------
Weighted average outstanding shares used to
   calculate basic earnings per share			  7,255,059    7,255,059
Add shares issuable assuming conversion of
   convertible debentures					  1,162,500	   1,162,500
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     89,388          -0-
									 ----------   ----------
Denominator for calculation of diluted earnings
   per share							  8,506,947    8,417,559
									 ==========   ==========
Basic earnings per share					    $  0.15	     $  0.05
									    =======	     =======
Diluted earnings per share					    $  0.13	     $  0.04
									    =======	     =======

   There were 812,500 stock purchase warrants outstanding at both October 31, 2002 and October 31, 2001 that were not included in the computation of diluted earnings per share for the three-month periods as their effect was anti-dilutive. Further, shares issuable assuming exercise of outstanding stock options at October 31, 2001 were not included in the computation of diluted earnings per share for the three month period ended October 31, 2001 as their effect was anti-dilutive.

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. An income tax accrual of $15,000 was provided for estimated state income taxes in the three-month and nine-month period ended October 31, 2002. No income tax expense or benefit was accrued in the nine-months ended October 31, 2001.

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

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 2002, cash was paid in the amounts of $39,800 for interest and $4,403 for income taxes. During the nine months ended October 31, 2001, cash was paid in the amounts of $84,030 for interest and $2,409 for income taxes.

Non-cash investing and financing activities:

   During the nine months ended October 31, 2002, the Company recorded an increase in transportation equipment of $15,704 and a related increase in long-term debt in the amount of $11,080, which represents the financed portion of the purchase.

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

   During the nine months ended October 31, 2001, the Company sold its former Northeast Regional Sales Model located in Wevertown, New York. As part of this transaction the Company recorded a decrease in Assets Held for Resale in the amount of $86,270 representing the net book value of the property, an increase in Other Receivables in the amount of $132,969 representing the balance due upon sale, and a corresponding Gain on Sale in the amount of $46,698 representing the net gain after related expenses on this transaction.

(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the three and nine months ended October 31, 2001 have been reclassified to conform to the presentation for the three and nine months ended October 31, 2002.

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Nine months ended October 31, 2002 vs. October 31, 2001

   Net sales were $10,811,840 for the nine months ended October 31, 2002, as compared to $8,235,559 in the same period in 2001, an increase of $2,576,281, or 31%. When compared to the previous year, there was a 10% increase in the number of housing units shipped, and the average sales value per housing unit shipped increased 21%. The increase in average sales value per unit shipped resulted from the shipment of homes that were larger than those shipped in the previous year, combined with price increases instituted in the past two years. The increase in units shipped resulted from greater demand than experienced in the previous year and from favorable weather conditions that were prevalent during the first and second fiscal quarters and continued through the third fiscal quarter. Low interest rates for residential mortgages has also contributed to an environment that has been favorable for an increased demand for deliveries.

   Gross profit amounted to $5,173,831, or 48% of net sales for the nine months ended October 31, 2002 as compared to $3,452,016, or 42% for the same period in 2001. The increase in gross profit percentage was due to a combination of lower material costs and lower manufacturing overhead. Material costs decreased 3%. The commonly experienced spike in material costs, which usually happens in the spring and continues into the summer, was not as pronounced as it had been in past years resulting in lower material costs during the current fiscal year. That, combined with the increase in average sales value per unit shipped contributed to a lower cost of materials component of cost of goods sold. Manufacturing overhead costs increased 3% in absolute dollars, but decreased as a percentage of sales. The increase was principally attributed to increased shipping costs, which relate to the increase in the number of units shipped. Direct labor costs increased in absolute dollars, principally due to annual wage adjustments and increased benefit costs, and were virtually the same as a percentage of net sales from one year to the next.

   Total operating expenses of $4,070,852, or 38% of net sales, increased $621,207 from the previous year's amount of $3,449,645, or 42% of net sales. Although the overall dollars increased, operating expenses decreased as a percentage of sales by 4%. Sales commissions were $1,320,062 for the nine months ended October 31, 2002 and $1,027,285 for the nine months ended October 31, 2001. Commissions were 12% of net sales for the nine months ended October 31, 2002 and October 31, 2001. Commissions increased 29% in absolute dollars from one year to the next and is commensurate with the 31% increase in net sales. Selling, general and administrative expenses were $2,750,790 for the nine months ended October 31, 2002 compared with $2,422,360 in the same period of the previous year, an increase of $328,430, or 14%. As a percentage of net sales selling, general and administrative expenses were 25% at October 31, 2002 and 29% at October 31, 2001. The increase in expenses was primarily the result of increased spending on advertising, trade show expositions, an additional sales office in Pennsylvania, salaries and professional fees.


Three months ended October 31, 2002 and October 31, 2001:

   Net sales for the three months ended October 31, 2002 and 2001 were $5,555,171 and $3,519,188, respectively. Net sales increased $2,035,983, or 58%. When compared to the same period in the previous fiscal year, there was a 19% increase in the number of housing units shipped and a 35% increase in the average sales value per unit shipped. The increase in units shipped is principally attributed to the favorable climate for financing residential construction created by low interest rates and continued favorable weather conditions during the building season throughout the United States. The increase in average sales value per unit shipped resulted from the shipment of homes that were larger than those shipped in the previous year combined with price increases instituted over the past two years.

   Gross profit was $2,812,739, or 51% of net sales, for the three months ended October 31, 2002 as compared to $1,568,225, or 45% for the same period in 2001. The increase in gross profit percentage was due to a combination of lower material costs and lower overhead costs. Material decreased 3% as a percentage of sales, from the previous year's third fiscal quarter. The commonly experienced spike in material costs at the height of the building season was much less pronounced this year than was experienced in previous years. This factor, combined with the increased average sales value per unit shipped, contributed to a lower cost of materials component of cost of goods sold. Although manufacturing overhead costs increased in absolute dollars, as a percentage of sales these costs decreased by 3%. The increase in absolute dollars was directly related to the increased shipping volume as delivery and design and engineering costs attributed to 94% of the increased spending. Direct labor costs had increased slightly in absolute dollars and were virtually the same from year to year as a percentage of net sales. The increase in direct labor spending is attributable to annual wage adjustments and increased benefit costs.

   Total operating expenses of $1,737,032, or 31% of net sales, increased $488,378 from the previous year's amount of $1,248,654, or 35% of net sales. Sales commissions were $748,172 in the three-month period ended October 31, 2002, and $429,933 in the three-month period ended October 31, 2001. Commissions were 14% of net sales in the three months ended October 31, 2002, an increase of 2% from the prior year when commissions were 12% of net sales. The increase is a result of the increased number of houses sold by the Company's independent dealer representatives, who receive a higher commission percentage than the Company's employee sales persons. Because of the difference in method used for compensating the Company's outside dealer representatives from the method used for the Company's employee sales persons a change in the mix of who sells the houses can have an effect on sales commissions earned that is different from the change in net sales. Selling, general and administrative expenses were $988,860 for the three months ended October 31, 2002 compared with $818,721 in the same period of the previous year, an increase of $170,139, or 21%. The increase in expenses was primarily the result of increased spending on advertising, trade show expositions, an additional sales office in Pennsylvania, and salaries and professional fees.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 2002 and October 31, 2001 of $347,985 and $1,204,328, respectively. For the nine months ended October 31, 2002 working capital increased by $710,253 as compared to an increase of $82,526 in the same period in 2001. As of the Company's fiscal year end at January 31, 2002, current liabilities exceeded current assets by $1,058,238. At October 31, 2002 the Company's backlog of undelivered contracts was approximately $14,996,000. During the nine-month period ended October 31, 2002, cash was primarily provided by net income, and by increases in trade payables and accrued expenses. Cash was primarily used to purchase inventory, acquire new equipment, for repayment of debt, and by increases in prepaid assets and trade accounts receivables.

   For the nine months ended October 31, 2002 and October 31, 2001, the Company's operations provided cash in the amounts of $1,009,544 and $452,313, respectively. Overall, the Company experienced a net increase in its cash position of $739,681 and $270,916 during the nine months ended October 31, 2002 and October 31, 2001, respectively.

   As shown in the consolidated financial statements, the Company realized a net profit for the nine months ended October 31, 2002 of $1,097,360 and generated positive cash flow of $739,681. Although current liabilities exceeded current assets by $347,985 at October 31, 2002, the Company had net stockholders' equity of $2,003,505 and a backlog of undelivered contracts of approximately $15,000,000, for which deposits of $1,915,697 have been received. Over the past decade the Company has principally relied upon customer deposits as well as funds generated by operations and assistance from major vendors, who have occasionally provided extended payments terms to the Company, to fund operations. While past financial results are not an indication of future performance, the Company's results from operations have improved over the past several years and management believes that there are indications that the Company's improvements will continue. It must be stressed that the Company operates in the housing industry which tends to be cyclical in nature and is prone to economic downturns as well as upswings based on the general economic conditions in the United States. Any combination of slower economic growth, increased unemployment, or rising interest rates for residential mortgages could have an adverse effect on the U.S. economy and, by consequence, on the Company's ability to generate adequate funds to support its operations, which could contribute to a reduction of its liquidity.

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



ITEM 3
				    CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None

Item 2.   Changes in Securities
		None

Item 3.   Defaults Upon Senior Securities
	      None

Item 4.   Submission of Matters to a Vote of Security Holders
		None

Item 5.   Other Information
		None

Item 6.   Exhibits and Reports on Form 8-K
            a.  Exhibit Index
                Exhibit 16.2 - Letter from PricewaterhouseCoopers LLP
            b.  Reports on Form 8-K
                On October 4, 2002 the Company filed a report under Item 4
		    on Form 8-K, Changes in Registrant's Certifying Accountants, declaring that its certifying accountants had resigned.


					SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						December 16, 2002

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						December 16, 2002

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

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this quarterly report;

	4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

		a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the issuer's disclosure controls
		and procedures as of a date within 90 days prior to the filing date
		of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 	5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent function):

		a) all significant deficiencies in the design or operation of
		internal controls which could adversely affect the issuer's ability
		to record, process, summarize and report financial data and have
		identified for the issuer's auditors any material weaknesses in
		internal controls; and

		b) any fraud, whether or not material, that involves management or
		other employees who have a significant role in the issuer's internal
		controls; and

	6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer





			   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
				  PERSUANT TO SECTION 906 OF THE
				    SARBANES-OXLEY ACT OF 2002

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned, John D. Shepherd, Chief Executive Officer of Lincoln Logs Ltd. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended and nine-month period ended October 31, 2002 (the "Report").

   The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of December 2002.

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

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this quarterly report;

	4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

		a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the issuer's disclosure controls
		and procedures as of a date within 90 days prior to the filing date
		of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 	5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent function):

		a) all significant deficiencies in the design or operation of
		internal controls which could adversely affect the issuer's ability
		to record, process, summarize and report financial data and have
		identified for the issuer's auditors any material weaknesses in
		internal controls; and

		b) any fraud, whether or not material, that involves management or
		other employees who have a significant role in the issuer's internal
		controls; and

	6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer





			  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
				   PERSUANT TO SECTION 906 OF THE
				    SARBANES-OXLEY ACT OF 2002

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned, William J. Thyne, Chief Financial Officer of Lincoln Logs Ltd. (the "Company") has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended and nine-month period ended October 31, 2002 (the "Report").

   The undersigned certifies that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of December 2002.

						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer