Form 10QSB/A
period 2002-10-31
LINCOLN LOGS LTD
filed 2003-01-29
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


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


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

Introductory Note: The Company filed its financial statements for the third quarter ended October 31, 2002 on Form 10-QSB on December 16, 2002 without those financial statements having been reviewed by outside independent accountants. Those financial statements, contained herin, have now been reviewed by the Company's newly engaged outside independent accountants whose review did not require any adjustments to the originally filed financial statements.


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

						January 29, 2003

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						January 29, 2003

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