Form 10QSB/A
period 2002-10-31
LINCOLN LOGS LTD
filed 2003-02-14
CIK 717422

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

           Class                          Outstanding at February 13, 2003
  Common Stock,  $ .01 par value                   7,255,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES

Introductory Note: The Company filed its financial statements for the third quarter ended October 31, 2002 on Form 10-QSB on December 16, 2002 without those financial statements having been reviewed by outside independent accountants. Those financial statements, contained herein, have now been reviewed by the Company's newly engaged outside independent accountants whose Limited Review Report is contained herein.


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 2002 and January 31, 2002                   3 - 4

	     	Consolidated statements of operations
             for the nine months ended October 31, 2002 and 2001     5

		Consolidated statements of operations
		 for the three months ended October 31, 2002 and 2001	   6

  		Consolidated statements of changes in stockholders'
             equity for the nine months ended
             October 31, 2002 and the twelve months ended
             January 31, 2002                                        7

     		Consolidated statements of cash flows
             for the nine months ended October 31, 2002 and 2001     8

            Notes to consolidated financial statements               9 - 12

		Limited Review Report of Independent Accountants	   13

	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                 14 - 18

	ITEM  3.   CONTROLS AND PROCEDURES					   18

PART II.  OTHER INFORMATION                                          19


SIGNATURES                                                           19


CERTIFICATIONS									   20 - 23


                                     -  2  -


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

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Lincoln Logs Ltd. and subsidiaries as of October 31, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 31, 2002, and the condensed consolidated statements of stockholders' equity and cash flows for the nine-month period ended October 31, 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated balance sheet as of January 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report thereon, dated March 27, 2002, expressed an unqualified opinion on those financial statements. However, that report did include an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, as discussed in a related note to the financial statements. The accompanying condensed consolidated balance sheet as of January 31, 2002 has been derived from the aforementioned consolidated balance sheet as of January 31, 2002.


URBACH KAHN & WERLIN LLP
Albany, New York
January 16, 2003

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

						February 14, 2003

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						February 14, 2003

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


Date: February 14, 2003
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer





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

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of February 2003.

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


Date: February 14, 2003
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer





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

   IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of February 2003.

						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer