Form 10KSB
period 2003-01-31
LINCOLN LOGS LTD
filed 2003-05-01
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003                 Commission File
                                                           Number 0-12172

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2003 were $13,991,284.

    The aggregate market value of common stock held by non-affiliates of the registrant as of April 25, 2003 was approximately $271,700. The number of shares of Common Stock of the registrant outstanding on April 25, 2003 was 7,255,059.

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panelized homes to be erected by custom builders and "do-it-yourself" buyers. The Company planes cants at its own manufacturing facilities in Chestertown, New York and delivers to its customers by truck trailer a weather-tight log home or panelized shell package which includes logs or pre-engineered structural wall panels, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant, blueprints and construction notes. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints.

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


PRODUCTS

The Company's products include over 100 standard models of log homes ranging in size from 560 to 4,000 square feet, and in price from approximately $23,200 to $152,000,as well as custom designed homes with prices and sizes ranging to approximately $650,000 and 9,000 square feet, respectively. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the general housing market utilizing a pre-engineered structural wall system, which when assembled with other standard building components, facilitates the construction of non-log, traditional homes, as well as log-like structures. These product lines are marketed as the Thermo-Home(R) system and the Lincoln(R)-Panel system. Sales of this product line were approximately 14% of total sales in fiscal year 2003.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and traditional homes. The product line is referred to as Lincoln
Solarium (TM). Sales of this product line as a stand-alone product were approximately 1% of total sales in fiscal year 2003, which does not include those solariums that are designed into and are an integral part of the design of the Company's log and custom home products.

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

The Company markets its products in the United States through a network of approximately 50 independent sales representatives in approximately 27 states, and two Company owned and operated sales centers, one in northern New York and the other in northern California, and a Company operated sales center in Pennsylvania, which is a leased facility. All Company operated sales centers are staffed by employee salespersons. Each of the Company's independent sales representatives has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's independent sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for independent sales representatives pursuant to which the Company shares in the cost of advertising undertaken by qualified sales representatives.

All of the Company's sales have been to customers in the United States in fiscal year 2003.

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

The Company's principal competitors are: Real Log Homes, Northeastern Log Homes, Kuhns Bros. and Jim Barna Log Systems. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 2003, the Company employed 62 persons, 61 of whom are full time employees and 1 individual is a part time employee.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

PATENTS

The Company does not possess any patents covering the system utilized to erect a Lincoln Logs solid timber home or any of the components thereof. The Company allowed to expire in June 2001 two patents it had been granted related to its Thermo-Home (R) panelized wall system. The Company had not used the methods described in these patents for manufacturing structural wall panels for many years, and does not consider the patents to be critical to its operations, its product line or competitive position in the marketplace.

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the words "THE ORIGINAL LINCOLN LOGS" in most states. Canadian trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL" and "STACK 'N BUILD." The Company also owns the federally registered trademark "LINCOLN" in the United States. Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

The Company is party to an agreement pursuant to which the Company agreed not to use the phrase "Lincoln Log Homes" either as a trademark or in any manner other than in a purely textual sense (e.g., "Lincoln Log" homes).

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2003 or 2002.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:
     (a)  New York

     (1) An approximately 8.5 acre parcel of land on Riverside Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot log building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot Thermo-Home(R) and log building containing corporate offices, storage and fabricating facilities for the Companys' Thermo-Home(R) product line. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of cants, logs and building materials used in the Company's log home and panelized home packages.

     (2) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet which houses a movie theatre, retail and apartment space, that is leased, in part, to third party individuals.

     (3) An approximately 19 acre parcel of undeveloped land on Route 8, Chestertown, New York, which is utilized by the Company for storage of cants and logs.

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

The Company considers these facilities to be in good condition and suitable for their respective purposes.

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

     None.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  The Company's Common Stock is traded over-the-counter.
          The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 2001 through January 31, 2003. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 2001        Common Stock     .50        .125
Quarter Ended July 31, 2001         Common Stock     .45        .14
Quarter Ended October 31, 2001      Common Stock     .15        .05
Quarter Ended January 31, 2002      Common Stock     .33        .15

Quarter Ended April 30, 2002        Common Stock     .21        .21
Quarter Ended July 31, 2002         Common Stock     .33        .20
Quarter Ended October 31, 2002      Common Stock     .50        .14
Quarter Ended January 31, 2003      Common Stock     .40        .14




     (b) The approximate number of holders of the Common Stock of the Company as of April 25, 2003 was 2,158.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2003 and 2002. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

     (d) The following table presents in tabular form a summary of securities authorized for issuance under equity compensation plans at January 31, 2003:

                   Equity Compensation Plan Information

Plan category	Number of securities	Weighted average		Number of
			to be issued upon		exercise price of		securities
			exercise of out-		outstanding options,	remaining
			standing options,		warrants and rights	available
			warrants and rights					for future
											issuance
				  (a)				  (b)			    (c)
Equity comp-
ensation plans		300,500			$ 0.18		  146,500
approved by
security
holders

Equity comp-
ensation plans		  None			 None			    None
not approved
by security
holders

Total				300,500			$ 0.18		  146,500


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RESULTS OF OPERATIONS

Net sales for the fiscal year ended January 31, 2003 ("fiscal 2003") were $13,991,284 compared to $11,092,457 in the fiscal year ended January 31, 2002 ("fiscal 2002"). Fiscal 2003 total revenues represent an increase of $2,898,827, or approximately 26% more than fiscal 2002.

In fiscal 2003, as compared to fiscal 2002, total units shipped increased 11%, while the average sales value per unit shipped increased 15%. The increase in units shipped was the result of increased demand for the Company's products. The increase in sales value per unit shipped was principally the result of an increase in size of the home building packages purchased in the current fiscal year and to a lesser degree the impact of a 3% price increase put into effect in February 2002.

Gross profit was 47% of net sales in fiscal 2003, or $6,605,513. In fiscal 2002, gross profit was 42% of net sales, or $4,702,896. The increase in gross profit percentage was due to a combination of lower material costs and lower manufacturing overhead. Material costs as a percentage of net sales decreased 3%. The Company benefited from a soft lumber market during fiscal 2003. The commonly experienced increase in material costs during the building season was not as pronounced as it had been in past years. Also, the Company has improved its efficiency with respect to material usage in each home package that also contributed to the overall decrease in material costs. Manufacturing overhead costs increased marginally in absolute dollars during fiscal 2003, but as a percentage of sales overhead costs decreased 2%. This decrease was achieved principally through efficiency of the workforce, which had been reduced in the prior fiscal year, and the use of improved computer technology in the design and engineering department.

Total operating expenses of $5,418,236, or 39% of net sales, have increased $816,204 from the fiscal 2002 amount of $4,602,032, or 41% of net sales.
The overall increase in total operating expenses was approximately 18%.
Sales commissions consist of amounts paid to both the Company's employee sales persons and its independent dealers throughout the country. Total sales commissions increased $370,520, representing an increase of 27% between fiscal 2002 and fiscal 2003, which increase is reflective of the similar increase in net sales. Sales commissions remained the same as a percentage of net sales, 12.5% in both fiscal years. The increase in selling, general and administrative expenses from fiscal 2002 of $445,684 was approximately 14% and was primarily the result of increased spending on advertising, trade show expositions, a full year of operations of an additional sales office in Pennsylvania and other marketing and promotional costs.

Interest expense in fiscal 2003 and fiscal 2002 totaled $57,966 and $99,756, respectively. The decrease in interest expense was $41,790, or 42%. The decrease in interest expense was principally due to the full repayment in fiscal 2002 of Notes bearing interest at 12%. Interest expense was not significantly impacted by an interest rate reduction in November 2002 by the Federal Reserve Bank as approximately 60% of the Company's debt bears interest at fixed rates.

Other Income in fiscal 2003 and 2002 totaled $69,901 and $222,349, respectively. The decrease in Other Income was $152,448, or 69%. The decrease in Other Income can be attributed to principally two items. Included in Other Income in fiscal 2002 was approximately $74,000 of income from contract cancellations as compared to approximately $16,000 in fiscal 2003. While it is not uncommon for the Company to experience a certain amount of contract cancellations each year the amount in fiscal 2002 was higher than that experienced by the Company in recent years. Also included in Other Income in fiscal 2002 was a gain from the sale of the Company's former Northeast Regional Sales Office as well as two other non-operating parcels of land that contributed gains of $61,715.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, the Company had a working capital deficiency, as current liabilities exceeded current assets by $283,359, compared with a working capital deficiency of $1,058,238 at January 31, 2002, an improvement of $774,879. At January 31, 2003, the Company had stockholders' equity of $2,106,298 as compared to $906,145 at January 31, 2002, an increase of $1,200,153 as a result of the current year's profit. As of January 31, 2002, the Company's working capital deficiency had decreased $228,616 from the end of the previous fiscal year. During fiscal 2003, cash was provided primarily by operations. In fiscal 2002, cash was provided principally by operations, proceeds from long-term debt and the sale of assets held for resale.

In fiscal 2003, the Company's operations provided cash in the amount of $1,698,839 compared to the previous year when operations provided cash in the amount of $326,714. Overall, the Company experienced an increase in its cash position of $1,383,534 in fiscal 2003, compared with an increase of $216,171 in fiscal 2002. In fiscal 2003, funds were primarily generated from the Company's income from operations and from increased customer deposits. These funds were principally used to reduce accounts payable, make additions to property, plant and equipment, to purchase inventory, and to repay long-term debt. In fiscal 2002, funds were generated from the Company's income from operations, increased customer deposits, the sales of assets held for resale, proceeds from long-term debt and decreases in inventory and deposits. These funds were principally used to reduce accounts payable, make additions to plant and equipment, to reduce amounts owed to related parties and to re-pay long-term debt.

In March 2001 and May 2001, holders of $170,000 of Series B Convertible Subordinated Debentures agreed to extend the maturity date of those debentures to May 2003 from May 2001. In February 2002, the holder of $50,000 of Series C Convertible Subordinated Debentures agreed to extend the maturity date of those debentures to May 2003 from February 2002, and agreed to reduce the interest rate on those debentures to 10% from 12%. All other terms of both series of Debentures remained the same. The Company is prepared to redeem the total amounts of Debentures, $220,000, from its available cash balance when the Debentures become due on May 15, 2003.

The Company has operated without a working capital credit facility for the past thirteen years. The Company has had intermittent conversations with commercial lenders about a working capital credit facility during the past three years, and is presently conducting serious conversations about obtaining written proposals from commercial lenders for asset-secured working capital credit facilities and long-term debt. The Company hopes to formalize a lending facility in the near future.

The Company has a number of long-term obligations requiring future payments pursuant to debt and lease agreements. The table below is a presentation of all such commitments and agreements.

                                                 Payments Due by Period

                                          Within     2 -3     4 -5     After
Contractual Obligations          Total    1 Year     Years    Years    5 Years
_______________________          ______   _______    ______   ______   _______
Convertible Subordinated
Debentures:
  Related Parties              $210,000  $210,000  $   -0-    $ -0-    $  -0-
  Others                         10,000    10,000      -0-      -0-       -0-
Mortgage Payable                181,875    22,500    45,000   45,000    69,375
Notes Payable-Vehicles           52,133    26,993    25,140     -0-       -0-
Capital Lease Obligations       101,407    57,157    44,250     -0-       -0-
Operating Leases                 31,976    18,803    13,173     -0-       -0-
                                -------   -------   -------   ------   -------
Total Contractual Cash
Obligations                    $587,391  $345,453  $127,563  $45,000   $69,375
                               ========  ========  ========  =======   =======

All of the contractual obligations shown above have provisions that accelerate the due date of the debt contingent upon certain "events of default". These events of default common to most all business debt agreements, such as non-payment of the obligation, or allowing a judgment to be levied against the collateralized property that goes unremedied for more than 30 days. When and if an event of default occurs, and the lender declares that there is an event of default and the default is not corrected within 30 days of such notice, the obligations and any unpaid interest are due and payable immediately. At January 31, 2003 there were no events of default.

The Company operates in an industry that is subject to cyclical economics.
It is seasonal in nature, it is sensitive to weather conditions and relies upon the timely performance of independent outsiders, such as building permit reviewing agencies and contractors to complete its revenue generating activity. Any of these adverse incidences alone, or in combination with each other, can interfere with the Company's ability to make shipments to its customers, thus leading to lower revenues and a greater risk of incurring an operating loss. These factors have not changed for the Company throughout its 26-year history. Although the Company had a working capital deficiency at its year end date, it earned a net profit in fiscal 2003 and fiscal 2002 of $1,200,153 and $236,380 respectively, its stockholders' equity is positive and its backlog of contracts for future delivery at January 31, 2003 was approximately $20,100,000. Management is confident about the Company's prospects for its core business.

Fiscal year 2003 was a year in which the Company earned a net profit of $1,200,153 from revenues that were 26% greater than the previous year. Management believes that the amount by which current liabilities exceed current assets is largely due to seasonal timing for the settlement of debts and the classification of customer deposits as current liabilities when, in the long term, the vast majority of contracts for which the Company has received deposits are shipped and become sales revenue. Management's plan related to future operations contemplates increases in sales revenue from the delivery of its backlog and new contracts, continuing to exercise effective management practices and sound cost control measures. The Company has had a history of funding provided by related party individuals, who, together with customer deposits and extended payment terms from major vendors during the winter season, have supported its operations. Although there can be no assurance of future support from these sources should the need arise, the Company believes that confidence in the future of the Company by these parties remains high. Should the Company experience a reduction in its sales activity, in vendor assistance, or internal financing, its liquidity could be reduced, which may make it difficult for the Company to remain current with its short term obligations.

The Company's backlog of undelivered contracts at January 31, 2003 was approximately $20,100,000. A contract is considered to be part of the Company's backlog when the contract is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company.

It has been the Company's experience for an average of approximately 44% of its backlog at the end of a fiscal period to result in shipment in the following fiscal year. If this experience holds true for the fiscal year ended January 31, 2004 approximately $8,844,000 can be expected to deliver from the contracts contained in the beginning backlog at January 31, 2003. The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same year. Of the total amount of shipments for the fiscal year ended January 31, 2003 approximately $7,400,000 originated from the beginning backlog of $17,666,000 at January 31, 2002. Fiscal year 2004 potential revenues are contingent on various factors including general economic conditions, weather, interest rates, and the overall climate for new housing construction.

Each year the Company experiences contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the total population of reasons given by our customers. The Company's history reveals that an average of approximately 24% of the backlog at the beginning of the fiscal year will cancel in the subsequent fiscal year. The Company's history also shows that an average of approximately 5% of the contracts that are written during a fiscal year will also cancel during that same fiscal year. The Company does realize, however, a certain amount of revenue for work performed on most cancelled contracts related to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned. During fiscal years 2003 and 2002 the Company realized revenues of $139,254 and $122,982, respectively, related to the aforementioned services.

Inventories at January 31, 2003 were $1,505,880 as compared with $1,083,315 at January 31, 2002, an increase of $422,565. This increase in inventory is principally the result Company effort to purchase increased quantities of raw timbers in order to meet anticipated demand for the Company's product.

Trade accounts receivable were $207,692 at January 31, 2003, which represents an increase of $85,038, or 69%, from the amount of $122,654 as of January 31, 2002. These receivables are primarily generated by customers whose deliveries were made on or close to the Company's fiscal year end date of January 31, 2003. The Company's terms of sale require a certified check for the outstanding balance of the sales price (typically 50%) to be presented upon delivery of the log home package to the customer's home site. In the first week of February 2003, 86% of the trade accounts receivable balance outstanding at January 31, 2003 was deposited into the Company's bank account. The balance due at year-end can vary significantly from year to year, depending upon the number of customers who accept delivery of their log home package during the last few days of January, or who choose to use the Company's short term financing program, known as Cashco (R) for shipments in the last few months of the fiscal year.

RELATED PARTY TRANSACTIONS

The Company, which is substantially management owned, has had a history of relying upon related parties as a source of capital. Principally, those related parties have been shareholders of the Company who are, in some instances, directors and officers. That reliance upon related party sources of capital resulted from the Company's lack of profitable performance during the 1989 to 1998 fiscal period that made the Company an unattractive customer to the banking industry, which regarded the Company as extremely high risk. During that period of time the Company could not find a commercial lender that would make a working capital loan to the Company.

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

During fiscal 2003, a related party holder of $50,000 of Series C Debentures, Mr. & Mrs. Herman R. Shepherd, parents of John D. Shepherd, the Company's principal shareholder and Chief Executive officer, agreed to extend the maturity date of the debentures they hold to May 15, 2003 from February 28, 2002 and to reduce the interest rate to ten percent from twelve percent. While the reduced interest rate may be considered above market rate, management believed it to be appropriate in order to retain the principal for its operating requirements at a period in the first fiscal quarter when the Company's revenue generating activities are at their lowest and the demand for capital for inventory purchases are escalating to meet the demand of the upcoming shipping season.

In four of the last five years the Company has realized income from operations, and is beginning to receive proposals from commercial lending sources to finance its capital needs. In February 2001, the Company entered into a ten year mortgage financing arrangement for its newly constructed sales model home in Lake George, NY, the first such financing from a banking source in more than ten years. Management believes that to the extent that the Company's financial position continues to improve it will become an attractive candidate for conventional outside bank financing, and less reliant on related party financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Lincoln Logs Ltd.'s discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, depreciation, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments under the Company's in-house financing program known as Cashco(R). If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company records depreciation of plant and equipment computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-nine years. If actual useful lives differ from those projected by management, depreciation may be required to be adjusted accordingly. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is based upon actual warranty claims experience over the most recent five years. Should future actual claims experience increase or decrease, revisions to the warranty obligation would be required. The Company records estimated contingency and litigation costs based upon specific circumstances known to management and/or anticipated future events specific to the issues involved. When deemed necessary, outside legal counsel is consulted. Should specific circumstances and/or anticipated future events change, a revision to estimated contingency and litigation costs would be required.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2001. The Company does not believe this statement will have a material impact on its financial statements.

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted February 1, 2003. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe this statement will have a material impact on its financial statements.

On July 30, 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAX No. 146 is to be applied prospectively to exit or disposal activities initiated after January 31, 2003, at which time the Company will adopt SFAS No. 146. The Company does not believe this statement will have a material impact on its financial statements.

In December 2002, FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). The standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosures provisions of SFAS No. 148.

ITEM 7.  FINANCIAL STATEMENTS

                   Index to Financial Statements

                                                              Page

Report of Independent Accountants                            16 & 17

Consolidated balance sheets as of
    January 31, 2003 and 2002                                18 & 19

Consolidated statements of operations for the years
    ended January 31, 2003 and 2002                             20

Consolidated statements of changes in stockholders'
    equity for the years ended January
    31, 2003 and 2002                                           21

Consolidated statements of cash flows for the years
    ended January 31, 2003 and 2002                             22

Notes to consolidated financial statements
    January 31, 2003 and 2002                                23 - 34

                         Report of Independent Accountants

To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheet of Lincoln Logs Ltd. and subsidiaries as of January 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/  Urbach Kahn & Werlin LLP

Albany, New York
March 28, 2003

				Report of Independent Accountants


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and Subsidiaries (the "Company") at January 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provide a reasonable basis for our opinion.

The financial statements as of and for the year ended January 31, 2002 have been prepared assuming the Company will continue as a going concern. As of January 31, 2002, current liabilities exceed current assets and the Company has an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/  PricewaterhouseCoopers LLP

Albany, New York
March 27, 2002

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2003 and 2002



                                   ASSETS

                                                        2003         2002

CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,885,931  $   502,397
  Trade accounts receivable, net of allowance
    for doubtful accounts of $20,199 in 2003
    and in 2002                                        207,692      122,654
  Inventories
    Raw materials						     1,277,804	  863,665
    Work in process                                    228,076	  219,650
  Prepaid expenses and other current assets            416,404      322,753
  Mortgage and note receivable                           2,592        3,423
  Due from related parties					  10,141		---
                                                     ---------    ---------
   Total current assets                              4,028,640    2,034,542
                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                6,142,378    5,913,057
 Less accumulated depreciation                      (3,667,143)  (3,487,139)
                                                     ---------    ---------
   Property, plant and equipment- net                2,475,235    2,425,918
                                                     ---------    ---------
OTHER ASSETS:
  Mortgage receivable                                   63,304       64,779
  Assets held for resale                                11,802       11,297
  Deposits and other assets                             58,894        5,924
  Intangible assets, net of accumulated
    amortization of $78,174 in 2003 and $77,654
    in 2002                                              4,159        4,679
                                                      --------     --------
   Total other assets                                  138,159       86,679
                                                      --------     --------
TOTAL ASSETS                                       $ 6,642,034  $ 4,547,139
                                                    ==========   ==========





See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2003 and 2002

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2003         2002
CURRENT LIABILITIES:
  Current installments of long-term debt              $  121,678   $  110,471
  Current installments of long-term debt,
    related parties						   210,000	 	  ---
  Trade accounts payable                                 347,520      413,809
  Accrued salaries and wages                             129,607       82,695
  Accrued income taxes                                    23,100        3,490
  Accrued expenses                                       662,906      498,041
  Due to related parties                                     ---        4,951
  Customer deposits                                    2,817,188    1,979,323
                                                       ---------    ---------
    Total current liabilities                          4,311,999    3,092,780

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
   Related parties                                           ---      210,000
   Others                                                    ---       10,000
  Mortgage Payable                                       159,375      181,875
  Other                                                   64,362      146,339
                                                       ---------    ---------
    Total liabilities                                  4,535,736    3,640,994
                                                      ----------   ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                                ---         ---
  Common stock, $.01 par value; authorized 10,000,000
   shares; issued 7,759,299 shares in 2003 and 2002       77,593      77,593
  Additional paid-in capital                           5,681,554   5,681,554
  Accumulated deficit                                 (2,768,414) (3,968,567)
                                                      ----------  ----------
                                                       2,990,733   1,790,580
  Less cost of 504,240 shares common
    stock in treasury                                   (884,435)   (884,435)
                                                      ----------   ---------
    Total stockholders' equity                         2,106,298     906,145
                                                      ----------   ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY                                  $6,642,034  $4,547,139
                                                       =========   =========

See accompanying notes to consolidated financial statements.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JANUARY 31, 2003 and 2002


                                                  2003         2002


NET SALES                                    $13,991,284   $11,092,457

COST OF SALES                                  7,385,771     6,389,561
                                               ---------    ----------

GROSS PROFIT                                   6,605,513     4,702,896
                                               ---------     ---------

OPERATING EXPENSES:
  Commissions                                  1,747,763     1,377,243
  Selling, general and administrative          3,670,473     3,224,789
                                               ---------     ---------
     Total operating expenses                  5,418,236     4,602,032
                                               ---------     ---------

INCOME FROM OPERATIONS                         1,187,277       100,864
                                               ---------    ----------

OTHER INCOME (EXPENSE):
  Interest income                                 24,941        17,448
  Interest expense                              ( 57,966)     ( 99,756)
  Other                                           69,901       222,349
                                               ---------     ---------
   Total other income (expense) - net             36,876       140,041
                                               ---------     ---------
INCOME BEFORE INCOME TAXES                     1,224,153       240,905

INCOME TAXES                                      24,000         4,525
                                              ----------     ---------
NET INCOME                                   $ 1,200,153     $ 236,380
                                              ==========     =========

PER SHARE DATA:
  Basic earnings per share                     $    0.17     $    0.03
                                              ==========    ==========

  Diluted earnings per share                   $    0.14     $    0.03
                                              ==========    ==========





See accompanying notes to consolidated financial statements.


                               LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JANUARY 31, 2003 and 2002

                                     Common Stock

                                   Number      Par      Additional                                Total
                                     of       value      paid-in    (Accumulated   Treasury     stockholders'
                                   shares     amount     capital      deficit)       stock        equity
                               -----------  ---------   ----------   -----------   ----------   ----------

Balance at January 31, 2001    $ 7,759,299     77,593    5,681,554    (4,204,947)    (884,435)  $  669,765

Net Income - 2002                      ---        ---          ---       236,380          ---      236,380
                               -----------  ---------   ----------   -----------   ----------   ----------
Balance at January 31, 2002      7,759,299     77,593    5,681,554    (3,968,567)    (884,435)     906,145

Net Income - 2003                      ---        ---          ---     1,200,153          ---    1,200,153
                               -----------  ---------   ----------   -----------   ----------   ----------
Balance at January 31, 2003    $ 7,759,299  $  77,593   $5,681,554   $(2,768,414)  $ (884,435)  $2,106,298
                               ===========  =========   ==========   ===========   ==========   ==========



See accompanying notes to consolidated financial statements.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2003 and 2002

                                                    2003          2002
OPERATING ACTIVITIES:
Net income                                     $ 1,200,153   $   236,380
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                    180,524       138,573
  (Gain)on sale of assets                          (14,980)      (66,499)
  Changes in operating assets and liabilities:
  (Increase) decrease in trade accounts
   receivable                                     ( 85,038)       17,786
  (Increase) decrease in inventories              (422,565)      222,415
  (Increase) decrease in prepaid expenses
   and other current assets                       ( 93,651)       68,922
  (Increase) decrease in deposits
    and other assets                              ( 53,475)      130,465
  (Decrease) in trade accounts payable            ( 66,289)     (589,289)
  Increase in customer deposits                    837,865       467,463
  Increase (decrease) in accrued expenses,
   payroll, related taxes and withholdings         211,777      (208,767)
  (Increase) in due from related parties		  ( 15,092)		   ---
  (Decrease) in due to related parties                 ---      ( 92,851)
  Increase in accrued income taxes                  19,610         2,116
                                                ----------    ----------
Net cash provided by operating activities        1,698,839       326,714
                                                ----------    ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (229,841)     (254,659)
  Proceeds from sale of assets                       1,000           500
  Proceeds from the sale of assets held
    for resale                                      14,500       168,000
  Payments received on mortgage receivable           2,306         1,512
  Repayments of notes receivable                       ---        19,453
                                                 ---------    ----------
    Net cash (used) by investing activities       (212,035)     ( 65,194)
                                                 ---------    ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt          11,080       225,000
  Loan origination fees                                ---      (  5,199)
  Repayments of long-term debt                    (114,350)     (265,150)
                                                ----------    ----------
Net cash (used) by financing activities           (103,270)     ( 45,349)
                                                ----------    ----------
Net increase in cash and cash
 equivalents                                     1,383,534       216,171

Cash and cash equivalents at beginning
 of period                                         502,397       286,226
                                                 ---------    ----------
Cash and cash equivalents at end
 of period                                      $1,885,931    $  502,397
                                                ==========    ==========

See accompanying notes to consolidated financial statements.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2003 and 2002

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the "Company"), headquartered in Chestertown, N.Y., is a leading supplier of high quality solid wall (log) home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems. Products are represented, sold and serviced through a 50 member National Dealer Network, two Company owned and operated sales centers in northern New York and northern California and a leased sales facility in Pennsylvania. The Company's principal markets are in the northeastern and northwestern regions of the United States.

The Company purchases approximately 54% of the materials necessary to construct the log home and panelized home packages from six suppliers. These six suppliers provided 18%, 10%, 8%, 6%, 6% and 5% of purchases for the year ended January 31, 2003, respectively. Alternative sources of raw materials are readily available.

The Company's fiscal year ends on January 31. As used hereafter, 2003 refers to the fiscal year ended January 31, 2003, and 2002 refers to the fiscal year ended January 31, 2002.


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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding Corp. and Lincoln Logs International Ltd. are currently inactive.

(b) Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are comprised of amounts billed for recognized revenues. The Company has two types of receivables, secured and unsecured. The secured receivables result from the use of the Company's short term financing plan, CASHCO(R), that is secured by an assignment of construction proceeds from the bank that issues the construction loan to the customer. Unsecured receivables result principally from the sale of building materials. Also, amounts due at the time of delivery of a log home package at or near the Company's year end date, for which the Company receives payment via certified check and deposits into its bank account subsequent to the year end date, are classified as accounts receivable at the year end date.

The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide protection against losses resulting from collecting less than full payment on its receivables. The Company records an allowance for uncollectible receivables principally by specific identification of accounts whose ability to make payments, the Company believes, has been impaired. The Company writes-off uncollectible receivables when all efforts to collect have been exhausted.

(c) Loans and Mortgage Receivable. Loans are reported at their principal balance outstanding which approximates their fair market value. The mortgage receivable is reported at its principal balance outstanding which approximates its fair market value. Costs associated with loans, if any, are charged to income when the loan is made.

Interest income on loans and the mortgage receivable is recognized when accrued.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2003 and 2002


(d) Inventories.   Inventories are valued at the lower of cost (on a
first-in, first-out basis) or market. Inventories are stated net of a reserve for obsolescence in the amount of $18,000 at January 31, 2003 and January 31, 2002, respectively.

(e) Revenue Recognition.   Revenue from the sale of log home packages is
recognized when substantially all of the package has been delivered.
Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when the Company's financing plan, known as CASHCO(R) is utilized. The CASHCO plan is a short term financing plan that is secured by an assignment of construction loan proceeds from the bank that issues the construction loan to the customer. Depending on circumstances, the amount financed varies between 50% and 90% with interest at or above the prime lending rate. The financing plan is utilized for less than 2% of all shipments and commonly the duration of the loan is not longer than 90 days.

Amounts received as reimbursement from customers of shipping and delivery costs are included in net sales. Also, amounts recognized for the performance of design and engineering services related to the preparation of blueprints is included in net sales.

(f) Shipping and Handling Costs. Shipping and handling costs related to the delivery of the Company's log home packages and building materials are included in cost of sales. Also, design and engineering costs related to the production of blueprints is included in cost of sales.

(g) Depreciation. Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-nine years.

(h) Income Taxes.   Deferred tax assets and liabilities are recognized for
the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.


Note 2.  Summary of Significant Accounting Policies (Continued)

(i) Intangible Assets. Intangible assets represent primarily trademarks and loan origination costs that are being amortized over a five year period and a ten year period, respectively. Amortization expense was $520 for both 2003 and 2002.

(j) Earnings Per Share.   Basic earnings per share is computed by dividing
net income by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings per share was 7,255,059 for the years ended January 31, 2003 and January 31, 2002, respectively.

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2003 and 2002

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

The numerator in the calculation of diluted earnings per share for the years ended January 31, 2003 and 2002 was determined as follows:

                                                     2003         2002
                                                  ----------    ----------
   Net income used to calculate basic
     earnings per share                           $1,200,153     $ 236,380
   Add back interest expense related to
     convertible debentures                           25,483        26,400
                                                  ----------    ----------
   Numerator for calculation of diluted
     earnings per share                           $1,225,636    $  262,780
                                                  ==========    ==========

Note 2.   Summary of Significant Accounting Policies (Continued)

The denominator in the calculation of diluted earnings per share for the years ended January 31, 2003 and 2002 was determined as follows:

                                                     2003          2002
                                                  ---------     ---------
   Weighted average outstanding shares used
     to calculate basic earnings per share        7,255,059     7,255,059
   Add shares issuable assuming conversion
     of convertible debentures                    1,162,500     1,162,500
   Add shares issuable assuming exercise of
     outstanding stock options                       77,591        60,600
                                                  ---------     ---------
   Denominator for calculation of diluted
     earnings per share                           8,495,150     8,478,159
                                                  =========     =========

Basic earnings per share                            $  0.17       $  0.03
                                                    =======       =======

Diluted earnings per share                          $  0.14       $  0.03
                                                    =======       =======

There were 812,500 stock purchase warrants outstanding at January 31, 2002 that were not included in the computation of diluted earnings per share for the full-year period as their effect was anti-dilutive. The stock purchase warrants expired on January 31, 2003 without any warrants being exercised.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2003 and 2002

(k) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $482,181 and $466,932 in 2003 and 2002, respectively. The Company has prepaid advertising costs of $78,313 and $-0- at January 31, 2003 and 2002, respectively. The fiscal 2003 amount is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(l) Cash and Cash Equivalents.   Cash and cash equivalents are composed of
cash in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in two banks located in New York and California. At various times throughout 2003 and 2002 bank balances exceeded FDIC insurance coverage.

(m) Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Accounting for the Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o) Stock Option Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company as of February 1, 1996, permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The pro-forma disclosures required under SFAS No. 123 are not presented for 2003 and 2002 as pro-forma net earnings per share is the same as reported net earnings per share.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2003 and 2002

Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2003 and 2002 is as follows:
                                   Estimated
                                  Useful Lives       2003         2002
                                                  ----------   ----------
Land                                              $  835,241   $  835,241
Buildings and improvements       15 - 39 years     2,479,801    2,423,956
Machinery and equipment            5 - 7 years       881,674      880,761
Furniture and fixtures             5 - 7 years     1,683,446    1,573,002
Transportation equipment               5 years       262,216      200,097
                                                  ----------   ----------
                                                  $6,142,378   $5,913,057
                                                  ==========   ==========

Depreciation expense for the years ended January 31, 2003 and 2002 was $180,004 and $138,053, respectively.

Costs related to the improvement or betterment of assets that extend their useful life are capitalized and depreciated over the remaining useful life of the asset; repairs and maintenance costs are expensed as incurred.

Assets held for resale of $11,802 and $11,297 at January 31, 2003 and 2002, respectively, consist primarily of non-operating real estate, which is carried at the lower of cost or estimated fair value less costs to sell.

Note 4.  Indebtedness

Long-term debt at January 31, 2003 and 2002 consists of the following:

                                                       2003        2002
                                                    ---------   ---------
Note payable at 7.9% payable in monthly
installments through April 2004, collateralized
by a vehicle                                        $   5,783   $  10,014

Notes payable at 0.0%, payable in monthly
installments through January 2005, collateralized
by two vehicles                                        38,367      58,880

Series B Convertible Subordinated Debentures
originally due May 15, 1999, extended to May 15,
2003 with annual interest at 12% payable quarterly    170,000     170,000

Series C Convertible Subordinated Debentures
originally due February 28, 2002 with annual
interest at 12% through February 28, 2002, extended
to May 15, 2003 with annual interest at 10%
beginning March 1, 2002, interest payable quarterly    50,000       50,000

Mortgage payable - due January 2011, with annual
interest at Prime plus 2%(6.25% at January 31,
2003), payable monthly, collateralized by land and
building in Lake George, NY                           181,875      204,375

Note payable at 7.49%, payable in monthly
installments through January 2005, collateralized
by a vehicle							  7,983	     ---

Obligations under capital leases, net of interest
payable through July 2005                             101,407      165,416
                                                   ----------   ----------
Total long-term debt                                  555,415      658,685
    Less current installments                        (331,678)   ( 110,471)
                                                   ----------   ----------
Long-term debt, net of current installments        $  223,737   $  548,214
                                                   ==========   ==========

                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2003 and 2002

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

In February 2001, the Company secured a bank loan in the amount of $225,000 and granted a mortgage on its sales model in Lake George, New York. The debt has a term of ten years with principal repaid in 120 equal monthly installments, and the interest rate is the prime lending rate as published in the Wall Street Journal on the first day of each month plus 2%.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:                Amount

                 2004              $  326,649
                 2005                  78,230
                 2006                  36,161
                 2007                  22,500
                 2008                  22,500
                 Thereafter            69,375
                                   ----------
                                   $  555,415
                                   ==========

Assets under capital leases represent copiers, facsimile machines, computers, blueprinting equipment and milling equipment. The costs, accumulated depreciation and depreciation expense are included with owned assets in
Note 3.  The details are as follows:

                                                  2003          2002
                                               ---------     ---------
          Costs                                $ 217,524     $ 230,515
          Accumulated Depreciation               (13,819)      (21,451)
          Depreciation Expense                    35,877        15,563


The future minimum lease payments for obligations under capital leases, and included in future maturities of long-term debt shown above, are as follows:

  Year ending January 31,                       Amount
                                             ---------
               2004                          $  65,453
               2005                             35,108
               2006                             13,987
               2007                                ---
                                             ---------
               Total                         $ 114,548
               Less Interest                  ( 13,141)
                                             ---------
               Obligations Under
                 Capital Leases              $ 101,407
                                             =========

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2003 and 2002

Note 5.  Income Taxes

A summary of components of the provision for income taxes for the years ended January 31, 2003 and 2002 is as follows:

                                  Current       Deferred         Total

Year ended January 31, 2003:
   Federal                       $ 20,000        $    ---       $ 20,000
   State                            4,000             ---          4,000
                                 --------        --------       --------
                                 $ 24,000        $    ---       $ 24,000
                                 ========        ========       ========

Year ended January 31, 2002:
   Federal                        $   ---        $    ---       $    ---
   State                            4,525             ---          4,525
                                 --------        --------       --------
                                  $ 4,525        $    ---       $  4,525
                                 ========        ========       ========

The Company realized a tax benefit of approximately $327,000 and $74,000 in 2003 and 2002, respectively, through the use of net operating loss carry-forwards. The Company has Federal net operating loss carry-forwards for income tax purposes totaling approximately $2,189,000; $1,084,000 expire in 2007, $816,000 in 2008, $260,000 in 2009,and $29,000 in 2021. Substantially
all of the Company's net operating losses are limited on an annual basis pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. The Company's Federal net operating loss carry-forwards for income tax purposes are limited to approximately $94,000; $42,000 expires in 2007, $10,000 expires in 2008, $10,000 expires in 2009, and $32,000 expires in 2021.

The effective income tax rates of 2.1% and 2.0% for 2003 and 2002, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                             2003          2002
                                            ------        ------
Statutory tax rate                            34.0%         34.0%
Sales tax reserve reversal                     --          ( 6.9)
Non-deductible meals and
  entertainment expenses                       1.9           1.8
State income taxes, net of federal
  tax benefit                                  0.2           1.2
Change in deferred tax asset
  valuation allowance                        (30.1)        (30.3)
Special depreciation deduction allowance-
  assets acquired post-September 10, 2001    ( 4.4)          --
Other non-deductible expenses                  0.5           2.2
                                              -----       ------
                                               2.1%          2.0%
                                              ====          ====

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JANUARY 31, 2003 and 2002

Note 5.  Income Taxes (Continued)

For the years ended January 31, 2003 and 2002, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2003 and 2002 are presented below:

                                                   2003          2002
                                                ----------    ----------

Deferred tax assets:
Vacation accrual                                $   21,763    $      343
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      10,740        17,701
Allowance for doubtful accounts                      6,868         6,868
Other liabilities                                   10,880        20,910
Net operating loss carryforward                     32,000     1,102,420
                                                ----------    ----------
Total gross deferred tax assets                     82,251     1,148,242
   Less valuation allowance                       ( 76,681)   (1,116,349)
                                                ----------    ----------
Net deferred tax asset                               5,570        31,893

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods        ( 5,570)      (31,893)
                                                ----------    ----------
Net deferred taxes                              $     ---     $     ---
                                                   =======       =======

The valuation allowance for deferred tax assets as of January 31, 2003 and 2002 was $76,681 and $1,116,349, respectively. The net change in the total valuation allowance was a decrease of $1,039,668 in fiscal 2003 and a decrease of $73,110 in fiscal 2002.

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

Note 6.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2003 and 2002 amounted to $46,870 and $46,545, respectively.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2003 and 2002

Note 7.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment. Total rent expense incurred by the Company during 2003 and 2002 was $24,267 and $38,290. The aggregate future minimum operating lease payments at January 31, 2003 are as follows:

Year ending January 31:
            2004         $  18,803
            2005             6,736
            2006             6,437
                         ---------
            Total        $  31,976
                         =========

Note 8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2003 and 2002 consist of the following:

                                       2003           2002
                                    --------       --------
Commission advances                $ 112,543      $  98,779
Prepaid insurance                      2,275         10,232
Prepaid advertising and shows        140,200         52,828
Miscellaneous receivables             55,911         28,041
Prepaid property taxes                27,102         36,153
Other                                 78,373         96,720
                                    --------       --------
   Total                           $ 416,404      $ 322,753
                                    ========      =========

Note 9.  Accrued Expenses

Accrued expenses at January 31, 2003 and 2002 consist of the following:

                                     2003           2002
                                  ---------      ---------
Accrued commissions               $  16,234      $  58,378
Accrued backorders                  391,869        181,292
Accrued sales awards                 50,500         29,500
Deposits - cancelled contracts       32,816         26,127
Accrued Warranty                     32,000         46,500
Other                               139,487        156,244
                                  ---------      ---------
   Total                          $ 662,906      $ 498,041
                                  =========      =========

Note 10.  Related Party Transactions

Due from related parties and Due to related parties consists of amounts receivable from and payable to the Company's officers and directors. Such amounts totaling $10,141 (due from) and $4,951 (due to) at January 31, 2003 and 2002, respectively, relate to travel and expense advances, un-reimbursed business travel expenses, accrued interest and other expenses.

                 LINCOLN LOGS LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    JANUARY 31, 2003 and 2002

Note 11.  Mortgage Receivable

The mortgage, due from a former officer of the Company who resigned from the Company in December 1997, originated September 1, 1984, bears an interest rate of 6% and is due over a term of 35 years. The mortgage also has a clause whereby the Company, upon 30 days written notice from the mortgagor, must repurchase the mortgaged premises at any time during the term of the mortgage for the sum of $90,000 (the original amount of the mortgage) or the appraised market value of the premises, whichever is greater. The mortgage balance at January 31, 2003 and 2002 was $65,896 and $68,202, respectively.

The future aggregate mortgage receipts at January 31, 2003 are as follows:

  Year ending January 31:
              2004      $  2,592
              2005         2,406
              2006         2,554
              2007         2,712
              2008         2,879
           Thereafter     52,753
                         -------
              Total     $ 65,896
                         =======

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

                                                         Weighted Average
                                Number of Shares      Option Price Per Share
                            -----------------------   -----------------------
                            Qualified Non-Qualified   Qualified Non-Qualified
                            --------- -------------   --------- -------------
Balance at January 31, 2001   159,500       182,000     $   .16    $   .19
Granted during year               --            --           --         --
Cancelled during year         (29,000)          --          .16         --
Exercised during year              --           --           --         --
                             --------     ---------     -------    -------
Balance at January 31, 2002   130,500       182,000     $   .16    $   .19
Granted during year                --           --           --         --
Cancelled during year         (12,000)          --          .16         --
Exercised during year              --           --           --         --
                             ---------    ---------     -------    -------
Balance at January 31, 2003   118,500       182,000     $   .16    $   .19
                             =========    =========     =======    =======

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2003 and 2002

All outstanding stock options are exercisable as of January 31, 2003. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2003 is 4.3 years.


Note 13.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount provided for warranty claims at January 31, 2003 and January 31, 2002 was $32,000 and $46,500, respectively, and was based upon objective historical data of actual costs incurred over the prior five years. During 2003 and 2002 the Company paid warranty claims of $27,285 and $62,387, respectively.

(b) Litigation. The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements.

Note 14.  Supplementary Disclosure of Cash Flow Information

                                       2003        2002
                                    ---------   ---------
Cash paid during the year for:
   Interest                         $  54,061   $ 109,942
                                    =========   =========
   Income taxes                     $   4,403   $   1,993
                                    =========   =========

Included in the above amounts are $18,233 and $53,127 in 2003 and 2002, respectively, for cash paid for interest to related parties.

Non-cash investing and financing activities:

During Fiscal 2003, the following transactions occurred:

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

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2003 and 2002

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

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $75,000 compared to its carrying amount of $65,896.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 16.   Reclassifications

Certain amounts in the Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended January 31, 2002 have been reclassified to conform to the presentation for the year ended January 31, 2003.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders.
The directors currently serving on the Company's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Leslie M. Apple      53   2000
Reginald W. Ray, Jr. 73   1982
Samuel J. Padula     79   1985
Steven Patlin        62   2000
Richard C. Farr      74   1982     Director of Corporate Strategy
John D. Shepherd     57   1982     Chairman of the Board; President and Chief
                                      Executive Officer
William J. Thyne     53   1999     Vice President and Chief Financial
						  Officer; Treasurer, Secretary
Jeffry J. LaPell     43   2001     Vice President and Chief Operating Officer
Benjamin A. Shepherd 49            Vice President of Corporate Development

Business Experience
-------------------

   Leslie M. Apple has been a Partner and practicing attorney in the Albany, New York law firm of Whiteman, Osterman & Hanna for more than the past five years. From 1982 through December 1997 Mr. Apple was a Director of the Company. From January 1987 through December 1997, Mr. Apple had been a Special Administrative Assistant to the President, and from May 1997 until December 1997 Mr. Apple was a member of the Company's Office of the Chief Executive. Mr. Apple resigned from all positions with the Company in December 1997 and has had no affiliation with the Company until he was appointed to a vacant seat on the Board of Directors and to the position of Special Administrative Assistant to the President on November 30, 2000. Mr. Apple resigned his position as Special Administrative Assistant to the President on January 31, 2003 and no longer holds any position with the Company other than as a Director.

  Reginald W. Ray, Jr. has been President of The Hunter Corporation, a holding company in Sherborn, Massachusetts, for more than the past five years. Since January 1987, Mr. Ray had been a Special Administrative Assistant to the President. Mr. Ray resigned his position as Special Administrative Assistant to the President on January 31, 2003 and no longer holds any position with the Company other than as a Director.

   Samuel J. Padula has been President and Chief Executive Officer of Padula Construction Corp., a real estate development and construction firm in Oceanport, New Jersey, for more than the past five years. Since January 1987, Mr. Padula had been a Special Administrative Assistant to the President. Mr. Padula was, until his resignation from that office in December 1997, a member of the Company's Office of the Chief Executive since May 1997. Mr. Padula resigned his position as Special Administrative Assistant to the President on January 31, 2003 and no longer holds any position with the Company other than as a Director.

   Steven Patlin has been and continues to be an independent dealer of Lincoln Logs Ltd. since June 1985. Mr. Patlin served as an independent consultant to the Company on sales and marketing matters from January
1998 through February 1999.  From March 1999 through February 2000 Mr.
Patlin served as Vice President of Sales for the Company at which time he resigned that position. Since February 2000, Mr. Patlin had been a Special Administrative Assistant to the President. Mr. Patlin has been Vice President and Treasurer of Patlin Enterprises Inc., a distributor of home maintenance products, for more than the past five years. Mr. Patlin resigned his position as Special Administrative Assistant to the President on January 31, 2003 and no longer holds any position with the Company other than as a Director.

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

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1997. Mr. Shepherd was also Treasurer of the Company from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. From January 1987 until May 1997, Mr.
Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997 Mr. Shepherd was a member of the Company's Office of the Chief Executive. Mr. Shepherd is the brother of Benjamin A. Shepherd, Vice President-Corporate Development, and a Director of the Company.

    William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Vice President in September 1999, and Treasurer in February 2001. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998.

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

   Benjamin A. Shepherd joined the Company in March 2003 as Vice President of Corporate Development. Mr. Shepherd had been President of Armstrong Pharmaceuticals, Inc., a manufacturer of inhalation pharmaceutical products in Boston, Massachusetts, since February 1991. Prior to that, Mr. Shepherd held a number of positions at Armstrong Pharmaceuticals, Inc. including Treasurer, Chief Financial Officer and Executive Vice President. Mr. Shepherd is the brother of John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Shepherd was chosen to fill a vacant seat on the Board of Directors on April 11, 2003, and his term is subject to shareholder vote, which will take place at the annual meeting of shareholders that will take place within six months of the Company's year end date.

   No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940 other than Mr. Farr who is a Trustee of the Scottish Widows International Fund.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financial reporting systems, consists of Messrs. Apple, Ray and Padula. The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Ray, Padula and Farr. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Farr, Apple and Patlin. The Company does not have a standing nominating committee or any committee performing a similar function. During the fiscal year ended January 31, 2003 there were five meetings of the Audit Committee.


                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd    57   Chairman of the Board; President and Chief Executive
                         Officer

William J. Thyne    53   Vice President and Chief Financial Officer;
                         Treasurer; Secretary

Jeffry J. LaPell    43   Vice President and Chief Operating Officer

Eric R. Johnson     36   Vice President - Sales

Benjamin Shepherd   49   Vice President - Corporate Development

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer since his election to those offices in December 1997.
Mr. Shepherd also served as the Company's Treasurer from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. Since January 1987 until his election to his present offices with the Company, Mr. Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997, a member of the Company's Office of the Chief Executive. Mr. Shepherd is the brother of Benjamin A. Shepherd, Vice President-Corporate Development, and a Director of the Company.

   William J. Thyne, CPA, has been Chief Financial Officer and Secretary since January 1998. Mr. Thyne was also elected to the additional position of Vice President in September 1999, and Treasurer in February 2001. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998.

   Jeffry J. LaPell has been Vice President - Sales since re-joining the Company in December 1999, which position he held until February 4, 2002 when Mr. Eric Johnson was hired as Vice President - Sales. Mr. LaPell was elected to the additional position of Chief Operating Officer in August 2001. Prior to re-joining the Company Mr. LaPell was Director of Sales for Asperline Log Homes, Inc., a wholly owned subsidiary of Imagineering Services, Inc., in Lock Haven, Pennsylvania from December 1998 to December 1999. Prior to that position, and for more than five years, Mr. LaPell was employed by Lincoln Logs Ltd. in various sales positions the most recent of which was National Sales Manager.

   Eric R. Johnson joined the Company on February 4, 2002 as Vice President-Sales. Prior to joining the Company Mr. Johnson was Show and Seminar Manager for Home Buyer Publications, Inc., publishers of Log Home Living and Timber Frame Homes magazines, in Chantilly, Virginia from June 1998 to January 2002. Prior to that position, Mr. Johnson was Regional Manager for Nationwide Homes, Inc., a manufacturer of modular homes in Martinsville, Virginia from May 1997 to May 1998. Prior to that Mr. Johnson was the Regional Training Manager for Lindal Cedar Homes, Inc. based in Fairfax, Virginia from September 1993 to April 1997. From July 1989 to August 1993 Mr. Johnson held the position of General Manager of Alpine Cedar Homes, an independent distributor for Lindal Cedar Homes, Inc. in South Glens Falls, New York.

   Benjamin A. Shepherd joined the Company in March 2003 as Vice President of Corporate Development. Mr. Shepherd had been President of Armstrong Pharmaceuticals, Inc., a manufacturer of inhalation pharmaceutical products in Boston, Massachusetts, since February 1991. Prior to that, Mr. Shepherd held a number of positions at Armstrong Pharmaceuticals, Inc. including Treasurer, Chief Financial Officer and Executive Vice President. Mr. Shepherd is the brother of John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Shepherd was chosen to fill a vacant seat on the Board of Directors on April 11, 2003, and his term is subject to shareholder vote, which will take place at the annual meeting of shareholders that will take place within six months of the Company's year end date.


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

   The Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended January 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2003, January 31, 2002 and January 31, 2001.


                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                                           Long-term Compensation
                       Annual Compensation                        Awards
                       -------------------                 ----------------------

     (a)          (b)     (c)       (d)          (e)         (f)        (g)        (h)       (i)
                                                                                              All
                                               Other       Restricted                        Other
Name and                                       Annual      Stock       Options/   LTIP       Compen-
Principle         Year    Salary    Bonus    Compensation  Award(s)     SAR's     Payout     Sation
Position                   ($)       ($)         ($)         ($)         (#)       ($)        ($)
--------------------------------------------------------------------------------------------------------
John D. Shepherd, 2003 100,000.00       0.00   8,000.00(5)     0.00         0       0.00    7,991.00 (4)
Chief Executive   2002  91,327.00       0.00   6,000.00(5)     0.00         0       0.00   22,155.00 (2)
Officer (1)       2001  78,000.00       0.00   5,000.00(5)     0.00         0       0.00    9,877.00 (3)

Jeffry J. LaPell, 2003  89,539.00  40,628.00   8,000.00(5)     0.00         0       0.00    6,393.00 (9)
Chief Operating   2002  84,841.00  22,805.00   1,667.00(5)     0.00         0       0.00    3,541.00 (7)
Officer (6)       2001  77,500.00   7,500.00       0.00        0.00         0       0.00    3,133.00 (8)

William J. Thyne, 2003  89,539.00       0.00   8,000.00(5)     0.00         0       0.00    8,725.00 (13)
Chief Financial   2002  84,841.00       0.00   6,000.00(5)     0.00         0       0.00    9,812.00 (11)
Officer (10)      2001  77,500.00   9,000.00   5,000.00(5)     0.00         0       0.00    6,405.00 (12)

------------------------------
(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. Since June 1982 Mr. Shepherd has been a director of the Company.
(2) This amount consists of $4,250 paid for directors' meetings fees, $2,867 of matching funds contributed to the Company's 401(k) Plan, $352 paid for term life insurance, $13,836 for interest paid on amounts advanced to the Company and $850 paid for interest on Series B Convertible Subordinated Debentures.

(3) This amount consists of $1,250 paid for directors' meeting fees, $2,340 of matching funds contributed to the Company's 401(k) Plan, $271 paid for term life insurance, and $6,016 paid for interest on amounts advanced to the Company.
(4) This amount consists of $3,000 paid for directors' meeting fees, $3,443 of matching funds contributed to the Company's 401(k) Plan, and $348 paid for term life insurance and $1,200 paid for interest on Series B Convertible Subordinate Debentures.
(5) These amounts represent an annual salary paid to the directors of the Company. For fiscal years 2001 the annual salary was $5,000. During the fiscal year 2002 the annual salary was increased to $8,000. The amounts shown for fiscal year 2002 represent pro-rata amounts paid. Mr. LaPell was appointed to a vacant seat on the Board of Directors in August 2001. Mr. Thyne was appointed to a vacant seat on the Board of Directors in November 2000.
(6) Mr. LaPell was elected Vice President and Chief Operating Officer in August 2001, and appointed to a vacant seat on the Board of Directors in August 2001. From December 1999 to January 2002 Mr. LaPell was Vice President - Sales.
(7) This amount consists of $3,225 of matching funds contributed to the Company's 401(k) Plan and $316 paid for term life insurance.
(8) This amount consists of $2,863 of matching funds contributed to the Company's 401(k) Plan and $270 paid for term life insurance.
(9) This amount consists of $3,000 paid for directors' meeting fees, $3,080 of matching funds contributed to the Company 401(k) Plan and $313 paid for term life insurance.
(10) Mr. Thyne was elected Chief Financial Officer and Secretary in January 1998, Vice President in September 1999 and Treasurer in February 2001.
(11) This amount consists of $4,250 paid for directors' meetings fees, $2,837 of matching funds contributed to the Company's 401(k) Plan, $325 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(12) This amount consists of $1,250 paid for directors' meetings fees, $2,468 of matching funds contributed to the Company's 401(k) Plan, $287 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(13) This amount consists of $3,000 paid for directors' meeting fees, $3,012 of matching funds contributed to the Company's 401(k) Plan, $313 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.

Employee Savings Plan

   The Company maintains a defined contribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Thirty-nine of the Company's employees are currently eligible to participate in the Plan, twenty-eight of whom have elected to participate. Employees participating in the Plan may elect to defer compensation up to a maximum permitted by the Internal Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $11,000 for the 2002 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment. The Company is current with respect to its funding obligations to the Plan.

   During the fiscal years ended January 31, 2003, 2002 and 2001,cumulative vested account balances of $174,532, $22,494 and $56,653, respectively, were paid from the Plan to employees of the Company upon their separation from service in the Company pursuant to the Plan.

Directors' Compensation

   During the fiscal year ended January 31, 2003 each Director received an $8,000 annual salary and also received $1,500 for each directors meeting they attended. During the fiscal year ended January 31, 2002 the annual salary was increased to its current amount of $8,000 from $5,000, and the meeting fee was increase to $1,500 from $1,250. Further, members of committees of the Board of Directors received $500 for each committee meeting attended.

Employment Contracts

   The Company is party to employment contracts with Jeffry J. LaPell, Vice President and Chief Operating Officer, and Eric R. Johnson, Vice President-Sales. Both contracts are for a term of two years, call for a certain base salary (adjusted annually for the change in the Consumer Price Index), and include incentives for an annual bonus based on the achievement of defined goals related to sales revenues and the Company's backlog of contracts. The contracts also contain a non-competition clause that would be effective upon separation from service to the Company, and a severance provision whereby each individual would be paid an amount equal to three months salary. As of January 31, 2003, the base salaries for Mssrs. LaPell and Johnson are $89,539 and $72,000, respectively.


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

                          Number of Shares              Percent of Out-
                          of Common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 25, 2003          as of April 25, 2003
-------------------       ----------------------        ----------------------
Richard C. Farr               1,110,802 (1)                    12.74%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              5,978,961 (2)                    68.58%
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 75,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures, which are convertible within 60 days; (ii) 250,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 7,000 shares owned by Mrs. Carol
       R. Shepherd, his mother, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficially Owned          Beneficially Owned
Name                    as of April 25, 2003       as of April 25, 2003
---------------         ----------------------     ----------------------
Richard C. Farr           1,110,802 (4)                   12.74%
Samuel J. Padula            298,743 (1)(2)                 3.43%
Reginald W. Ray, Jr.        221,504 (1)(3)                 2.54%
John D. Shepherd          5,978,961 (5)                   68.58%
William J. Thyne            221,085 (6)                    2.54%
Steven Patlin                60,100 (7)                    0.69%
Jeffry J. LaPell             15,400                        0.18%
Leslie M. Apple              75,000 (8)                    0.86%
Benjamin A. Shepherd         41,000 (9)                    0.47%
Eric R. Johnson                   0                        0.00%
All officers and
directors as a group
(10 persons)              8,022,595 (9)                   92.02%

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

  (4) Includes (i) 75,000 shares subject to options which are exercisable within 60 days.

  (5) Includes (i) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures, which are convertible within 60 days, (ii) 250,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Susan Shepherd, his wife, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iii) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned jointly by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (iv) 7,000 shares owned by Mrs. Carol
       R. Shepherd, his mother, as to which Mr. Shepherd disclaims beneficial ownership, (v) 125,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Carol R. Shepherd, his mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vi) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mr. Jason Tunick, his son, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership, (vii) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures owned by Mr. Herman R. Shepherd and Mrs. Carol R. Shepherd, his father and mother, which are convertible within 60 days, as to which Mr. Shepherd disclaims beneficial ownership.

  (6) Includes (i) 10,000 shares subject to options which are exercisable within 60 days, (ii) 100,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures owned by Mrs. Glenn E. Thyne, his wife, which are convertible within 60 days, as to which Mr. Thyne disclaims beneficial ownership.

  (7) Includes (i) 10,000 shares subject to options which are exercisable within 60 days, (ii) 50,000 shares subject to the Company's Series B Convertible Subordinated Debentures, owned jointly with his wife, Leslie Patlin, which are convertible within 60 days.

  (8) Includes (i) 25,000 shares subject to options which are exercisable within 60 days.

  (9) Includes (i) 20,000 shares owned by Mr. Shepherd's children, as to which Mr. Shepherd disclaims beneficial ownership.

  (10) Includes (i) 184,000 shares subject to options, which are exercisable within 60 days, (ii) 800,000 shares subject to the Company's Series
       B Convertible Subordinated Debentures which are convertible within 60 days, (iii) 312,500 shares subject to the Company's Series C Convertible Subordinated Debentures, which are exercisable within 60 days.

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

  During the fiscal years ended January 31, 2003 and 2002, the following transactions with officers, directors and shareholders occurred:

  During fiscal 2002, the Company repaid Mr. Richard C. Farr, a Director of the Company, $97,000 of advances he had made to the Company in prior years. These payments reduced the amount of advances made by Mr. Farr to zero. Also during fiscal 2002, the Company made interest payments to Mr. Farr related to the aforementioned advances totaling $7,151. The advances bore interest at the annual rate of 12%.

     During fiscal 2002, the Company repaid Mr. John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer, $83,349, which amount was evidenced by a Note and was for the purpose of purchasing a new milling machine. The amount repaid reduced the amount advanced by Mr. Shepherd to purchase the milling machine to zero. Related to this Note, the Company made interest payments to Mr. Shepherd totaling $4,356. The Note bore interest at the annual rate of 12%.

     During fiscal 2002, the Company repaid Mr. John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer, $100,000, which amount was evidenced by a Note and was for the purpose of purchasing real property in Kingston, NY. The amount repaid reduced the amount advanced by Mr. Shepherd to purchase the real property to zero. Related to this Note, the Company made interest payments to Mr. Shepherd totaling $9,480. The Note bore interest at the annual rate of 12%.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

                           INDEX TO EXHIBITS TO
                     ANNUAL REPORT ON FORM 10-KSB OF
                            LINCOLN LOGS LTD.
                FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

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

10.7 Employment Agreement with Jeffry LaPell dated as of June 8, 2002, filed as
Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission on April 30, 2003, and incorporated herein by this reference.

10.8 Employment Agreement with Eric Johnson dated as of February 6, 2002, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission on April 30, 2003, and incorporated herein by this reference.

16.1 Letter of KPMG LLP to the Securities and Exchange Commission upon Their Resignation as the Company's Principal Independent Accountants.

16.2 Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission upon Their Resignation as the Company's Principal Independent Accountants.

21.  List of Subsidiaries.
The registrant has the following subsidiaries:

1. Thermo-Home, Inc., a New York corporation
2. Lincoln Logs International Ltd., a New York corporation
3. Lincoln Holding Corp., a Delaware corporation

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

            On January 27, 2003, the Company filed a report under Item 4 on Form 8-K (appointing new independent accountants).

            On February 19, 2003, the Company filed a report under Item 9 on Form 8-K (Regulation FD disclosure of a proposed acquisition).

   There were no other reports on Form 8-K filed by the Company during the quarter ended January 31, 2003, or through and including the date of this filing.

ITEM 14.  CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company' management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                           Dated:  April 30, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i)   Principal Executive Officer:
      s/ John D. Shepherd
      --------------------
      John D. Shepherd,
      Chairman of the Board, President
      and Chief Executive Officer
      Dated: April 30, 2003

(ii)  Principal Financial Officer:
      s/ William J. Thyne
      -----------------------
      William J. Thyne,
      Vice President, Chief
      Financial Officer,
      Secretary and Treasurer
      Dated:  April 30, 2003



               [ Signatures continued on next page ]

(iii) A Majority of the Board of Directors:

      s/ Richard C. Farr                     April 25, 2003
      ------------------------
      Richard C. Farr


      s/ Samuel J. Padula                    April 19, 2003
      ------------------------
      Samuel J. Padula


      s/ Reginald W. Ray, Jr.                April 29, 2003
      ------------------------
      Reginald W. Ray, Jr.


       s/ John D. Shepherd                   April 30, 2003
      ------------------------
      John D. Shepherd


       s/ William J. Thyne                   April 30, 2003
      -----------------------
      William J. Thyne


                                             April   , 2003
      ------------------------
      Steven Patlin


       s/ Leslie M. Apple                    April 29, 2003
      ------------------------
      Leslie M. Apple


	s/ Jeffry J. LaPell                    April 29, 2003
      ------------------------
      Jeffry J. LaPell


      s/ Benjamin A. Shepherd                April 21, 2003
      ------------------------
      Benjamin A. Shepherd

		CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
		 PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John D. Shepherd, certify that:

	1. I have reviewed this annual report of Form 10-KSB of Lincoln Logs Ltd.;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this annual report;

	4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

		a)  designed such disclosure controls and procedures to ensure that
		material information relating to the issuer, including its
		consolidated subsidiaries, is made known to us by others within
		those entities, particularly during the period in which this annual
		report is being prepared;

		b)  evaluated the effectiveness of the issuer's disclosure controls
		and procedures as of a date within 90 days prior to the filing date
		of this annual report (the "Evaluation Date"); and

		c) presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

	5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

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

		b)  any fraud, whether or not material, that involves management or
		other employees who have a significant role in the issuer's internal
		controls; and

	6. The issuer's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003		   s/ John D. Shepherd
						-----------------
					Name: John D. Shepherd
					Title: Chairman of the Board of Directors,
						    President and Chief Executive Officer

		CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
		 PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, William J. Thyne, certify that:

	1. I have reviewed this annual report of Form 10-KSB of Lincoln Logs Ltd.;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Lincoln Logs Ltd. as of, and for, the periods presented in this annual report;

	4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

		a)  designed such disclosure controls and procedures to ensure that
		material information relating to the issuer, including its
		consolidated subsidiaries, is made known to us by others within
		those entities, particularly during the period in which this annual
		report is being prepared;

		b)  evaluated the effectiveness of the issuer's disclosure controls
		and procedures as of a date within 90 days prior to the filing date
		of this annual report (the "Evaluation Date"); and

		c) presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

	5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent function):

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

		b)  any fraud, whether or not material, that involves management or
		other employees who have a significant role in the issuer's internal
		controls; and

	6. The issuer's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003			   s/ William J. Thyne
							-----------------
					     Name:  William J. Thyne
					     Title: Vice President, Treasurer, Secretary,
						         and Chief Financial Officer

EXHIBIT 10.7  EMPLOYMENT AGREEMENT - JEFFRY LAPELL


	THIS AGREEMENT, made this 8th day of June, 2002, by and between LINCOLN LOGS LTD., a New York corporation having its principal offices at 5 Riverside Drive, Chestertown, Warren County, New York (the "Company"), and Jeffry J. LaPell, residing at 5 Pinecroft Drive, Queensbury, Warren County, New York
(the "Employee").

W I T N E S S E T H:
	WHEREAS, the Company desires to engage Employee to perform services for the Company, any present or future subsidiary and (subject to Section 12) any successor or assign of any of them (the "subsidiaries"); and

	WHEREAS, the Employee desires to perform such services, on the terms and conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the mutual promises herein set forth and subject to the terms and conditions hereof, the parties agree as follows:

	1. TERM.     Subject to the provisions for termination as hereinafter
provided, the Company agrees to employ Employee, and Employee agrees to serve, on the terms and conditions of this Agreement for a period commencing June 1, 2002, and ending May 31, 2004, or such shorter period as may be provided for herein. The period during which Employee is employed hereunder is hereafter referred to as the "Employment Period".

	2. DUTIES AND SERVICES.     During the Employment Period, Employee shall
be employed in the business of the Company as Chief Operating Officer to manage the organization operations by directing and coordinating activities consistent with established goals, objectives, and policies under the direction set by the Chief Executive Officer and Board of Directors and shall also perform services in a responsible executive or managerial capacity for any of the subsidiaries when and as requested by the Company. Employee agrees to his employment as described in this Section 2 and agrees to devote all of his time and efforts to the performance of his duties under this Agreement and to not engage in any activities which would be inconsistent with such duties or with the Company's business or objectives.

	3. EMPLOYEE COMPENSATION.     As full compensation for his services
hereunder, Employee shall be paid compensation by and receive benefits from the Company as follows:

  (a) A base annual salary (the "base salary") of Eighty-eight Thousand ($88,000.00) Dollars payable in equal weekly installments, which base salary shall be adjusted during the term of this Agreement as follows:
    (i) On February 1, 2003, and on each succeeding February 1, the base salary shall be adjusted to reflect increases, if any, in the Consumer Price Index of the immediately preceding calendar year as reported in the Wall Street Journal.

  (b) A performance bonus shall be awarded subsequent to each of the Company's fiscal years based upon the Company's annual performance on a fiscal year basis as defined as follows (the Company's fiscal year ends on January 31):
    (i) Employee shall be paid an amount equal to One ( 1% ) Percent of the increase of net revenues (gross revenues less discounts) from the delivery of home building packages and solariums of fiscal year 2003 over those of fiscal year 2002, based upon the final net revenues reported in the Company's audited financial statements filed with the Securities and Exchange Commission. The same shall be in effect for fiscal year 2004 as fiscal year 2004 exceeds fiscal year 2003.
    (ii) Employee shall be paid an amount equal to One Half of One (1/2%, or ..005) Percent of the net increase in new written contracts (net bookings) of the Company for the fiscal year 2003 over those of fiscal year 2002, based upon the final dollar value of the Company's backlog as reported in the Company's audited financial statements filed with the Securities and Exchange Commission. The same shall be in effect for fiscal year 2004 as fiscal year 2004 exceeds fiscal year 2003.

  (c) You will be covered by and shall participate in all benefits of the Company provided to all employees on a non-discriminatory basis, (commonly known as and referred to by the Internal Revenue Code as "Welfare Benefit Plans") on a basis that is equal to all other employees subsequent to meeting the eligibility requirements therefor. With respect to vacation, the Company shall apply the same standards as those used for participation and vesting in the Company's 401(k) Plan, that is, the amount of vacation allotment shall be based on the number of credited years of service versus break in service years. Absences for vacation, sickness and personal needs are paid subsequent to being earned in accordance with the Company's published Personnel Policy Handbook.

  (d) Nothing contained herein shall preclude Employee from participating in the present or future employee benefit plans of the Company if he meets the eligibility requirements therefor. It is also intended that Employee will participate in the Company's Stock Option Plan.

	4. EXPENSES.     Employee shall be entitled to reimbursement for
reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties hereunder, upon submission and approval of written statements and original receipts in accordance with the then regular procedures of the Company.

	5. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE.     Employee represents and
warrants to the Company that (a) Employee is under no contractual or other restriction or obligation which is inconsistent with the execution of this Agreement, the performance of his duties hereunder, or the other rights of the Company hereunder and (b) Employee is under no physical or mental disability that would hinder his performance of duties under this Agreement.

	6. NONCOMPETITION. In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the independent dealers, customers, trade secrets, and other proprietary information relating to the business of the Company and its customers and suppliers and similar knowledge regarding the Company it is expected Employee will obtain, and in consideration of the compensation to be received hereunder, Employee agrees:

  (a)  that he will not during the period Employee is employed by the Company under this Agreement or otherwise participate in (hereinafter defined in this
Section 6) 	any other business or organization, whether or not such business or organization now is or shall then be competing with or of a nature similar to the business of the Company;

  (b) for a period of one ( 1 ) year after Employee ceases to be employed by the Company under this Agreement or otherwise, Employee will not
    (i) Compete with or be engaged in the same business as, or participate in any other business or organization which during such one-year period competes with or is engaged in the same business as, either the Company or any of the subsidiaries for which Employee rendered or renders services hereunder, with respect to any product or service sold or activity engaged in up to the time of such cessation in any geographical area in which at the time of such cessation such product or service is sold or activity engaged in, except that in each case the provisions of this Section 6 will not be deemed breached merely because Employee owns not more than one (1%) percent of the outstanding common stock of a corporation, if, at the time of its acquisition by Employee, such stock is listed on a national securities exchange, is reported on NASDAQ, or is regularly traded in the over-the-counter market by a member of a national securities exchange, or
    (ii) participate in any other business or organization which manufactures and/or sells log buildings and which at any time during such one-year period uses a name containing either the words "Lincoln Logs" or words similar or susceptible or confusion or abbreviation thereof;

  (c) Employee will not directly or indirectly reveal the name of, solicit or interfere with, or endeavor to entice away from the Company or its subsidiaries any of its independent dealers, suppliers, customers, or employees;

  (d) Employee will not directly or indirectly employ any person who, at any time up to such cessation, was an employee of the Company, within a period of two ( 2 ) years after such person leaves the Company's employ. As used in this
Section 6, "participate in" shall mean: "directly or indirectly, for his own benefit or for , with, or through any other person or entity, own, manage, operate, control, loan money to, or participate in the ownership, management, operation, or control of, or be connected as a director, officer, employee, partner, consultant, agent, independent contractor, or otherwise with, or acquiesce in the use of his name in";

  (e) Since a breach of the provisions of this Section 6 could not adequately be compensated by money damages, the Company shall be entitled, in addition to any other rights and remedies available to it, to an injunction restraining such breach or a threatened breach, and in either case no bond or other security shall be required in connection therewith, and Employee hereby consents to the issuance of such injunction. In addition, the Employee will pay to Employer the sum of Ten Thousand ($10,000.00) Dollars per month in addition to any actual damages for each month or part thereof that said violations continue;

  (f) Employee agrees that the provisions of this Section 6 are necessary and reasonable to protect the Company in the conduct of its business. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal, or unenforceable by reason of the extent, duration, or geographical scope thereof, or otherwise, then such restriction shall be deemed automatically
modified to a scope of application which makes 	it valid and enforceable; and

  (g) Employee acknowledges that he was informed by the Company that he had to execute this Agreement before his employment will commence. Employee acknowledges that he was not employed by the Company at the time he executed this Agreement.

	7. INTELLECTUAL PROPERTY.    Any interest in patents, patent applications,
inventions, copyrights, trademarks, developments, and processes ("such inventions") which Employee now or hereafter during the period Employee in employed by the Company under this Agreement or otherwise may own or develop relating to the fields in which the Company may then be engaged shall belong to the Company; and forthwith upon request of the Company Employee shall execute all such application, assignments and other documents and take all such other actions as the Company may reasonably request in order to vest in the Company all his right, title and interest in and to such inventions free and clear of all liens, charges and encumbrances.

	8. CONFIDENTIAL INFORMATION.    All confidential information or trade
secrets which Employee may now possess, may obtain during or after the Employment Period, or may create prior to the end of the period Employee is employed by the Company under this Agreement or otherwise relating to the financial condition, results of operations, business, properties, assets liabilities, or future prospects of the Company or of any customer or supplier of any of them shall not be published, disclosed, or made accessible by him to any other person or entity either during or after the termination of his employment or used by him except during the Employment Period in the business and for the benefit of the Company, in each case without prior written permission of the Company, which may be deemed by the Company in its sole and absolute discretion. Employee shall deliver to the Company all tangible evidence of such confidential information prior to or at the termination of his employment. In the event of a breach or threatened breach by Employee of the provisions of this Section 8, the Company shall be entitled to an injunction restraining him from so disclosing any such confidential information, in addition to any other remedies available at law or in equity, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 8 are necessary and reasonable to protect the Company in the conduct of its business.

	9. TERMINATION.     Notwithstanding anything herein contained, if on or
after the date hereof and prior to the end of the Employment Period:

  (a) Either Employee shall be or become physically or mentally or disabled or otherwise unable fully to discharge his duties hereunder for a period of three months, Employee shall be convicted of a crime, or after having received written notification by the Company of its intent to terminate this Agreement if such conduct shall continue, Employee shall continue to commit any act or omit to take any action in bad faith and to the detriment of the Company or any of the subsidiaries, or Employee shall have breached or shall continue to breach any material term of this Agreement, then, and in each such case, the Company shall have the right to give notice of termination of Employee's services hereunder as of a date (not earlier than ten days from such notice) to be specified in such notice and this Agreement shall terminate on the date so specified; or

  (b) Employee shall die, then this Agreement shall terminate on the date of Employee's death,

Whereupon Employee or his estate, as the case may be, shall be entitled to receive only his salary and vested benefits and rights, if any, at the rate provided in Section 3 to the date on which termination shall take effect (if such termination shall take place prior to the commencement of the Employment Period, the Employee or his estate, as the case may be, shall not be entitled to receive any compensation pursuant to this Agreement). Nothing contained in this Section 9 shall be deemed to limit any other right the Company may have to terminate Employee's employment hereunder upon any ground permitted by law or in equity.

	10. MERGER/ACQUISITION.    In the event of a future disposition of (or
including) the properties and business of the Company, substantially as an entirety, by merger, consolidation, sale of assets, or otherwise, then the Company may elect:

  (a) To assign this Agreement and all of its rights and obligations hereunder to the acquiring or surviving corporation; provided that such corporation shall assume in writing all of the obligations of the Company hereunder; and provided, further, that the Company (if and so long as it remains in business as an independent going enterprise) shall remain liable for the performance of its obligations hereunder in the event of an unjustified failure of any acquiring corporation to perform its obligations under this Agreement; or

  (b) In addition to its other rights of termination, to terminate this Agreement upon at least 30 days' written notice, provided Employee shall receive all compensation and benefits to which he is entitled as described in
Section 3, to the date on which such termination shall take effect. The parties agree that this 30-day notice period will not be included in any renewal or extension of this Agreement, and that nothing set forth in this Agreement shall obligate the Company to enter into any such renewal or extension.

	11. SEVERANCE PAY/NONRENEWAL ALLOWANCE.

  (a) If, within two (2) years of the date hereof, this Agreement is terminated by the Company for any reason other than as set forth in Sections 9 and 10(b), the Company shall pay to the Employee a sum equal to twenty five (25%) percent of the then Employee's annual base salary in full satisfaction of the Company's obligations and liabilities to Employee, if any, pursuant to this Agreement.

  (b) If Employee is unable to or chooses not to be employed by the Company following the expiration of the two-year term hereof, Employee shall not be entitled to any severance pay or other allowances, rights or compensation, other that his vested rights, if any.

	12. INDEMNIFICATION.     The Company shall defend, indemnify and hold
Employee harmless from and against any and all actions, claims and damages to which he may be subjected in connection with the performance of his duties hereunder in good faith.

	13. SURVIVAL.     The covenants, agreements, representations, and
warranties contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

	14. ENTIRE AGREEMENT.     Each party hereto acknowledges that it or he has
read this Agreement, understands it, and agrees to be bound by its terms, and further acknowledges and agrees that it is the complete and exclusive statement of the agreement and understanding of the parties regarding the subject matter hereof, which supersedes and merges all prior proposals, agreements and understandings, oral and written, relating to the subject matter hereof.
This Agreement may not be changed orally, but only by an agreement in writing signed by all of the parties hereto.

	15. NOTICES.     Any notice or other communication required or permitted
to be given hereunder shall be in writing and shall be mailed by registered or certified mail, return receipt requested or delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Sections 15).
Any notice given to the Company shall be addressed to the attention of the Executive Vice President. Notice to the estate of Employee shall be sufficient if addressed to Employee as provided in this Section 17. Any notice or other communication given by registered or certified mail shall be deemed given at the time of certification thereof (or comparable act), except for a notice changing a party's address which shall be deemed given at the time of receipt hereof.

	16. WAIVER.     Any waiver by either party of a breach of any provision
of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing and signed by each of the parties.

	17. BINDING EFFECT.     Employee's rights and obligations under this
Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of Employee's creditors, and any attempt to do any of the forgoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of Employee and his heirs and personal representatives, and shall be binding upon and inure to the benefit of the Company and its successors and those who are its assigns under Section 10.

	18. NO THIRD PARTY BENEFICIARIES.     This Agreement does not create, and
shall not be construed as creating, any rights enforceable by any person not a party to this Agreement (except as provided in Section 17 and with respect to the subsidiaries).

	19. HEADINGS.     The headings in this Agreement are solely for the
convenience of reference and shall be given no effect in the construction or interpretation of this agreement.

	20. COUNTERPARTS; GOVERNING LAW.     This Agreement may be executed in
any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the conflict of laws.

	IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

						LINCOLN LOGS LTD.

						s/ John D. Shepherd
						   -----------------
						   John D. Shepherd
						   President, Chairman & CEO



						s/ Jeffry J. LaPell
						   -----------------
						   Jeffry J. LaPell
						   Chief Operating Officer

EXHIBIT 10.8  EMPLOYMENT AGREEMENT - ERIC JOHNSON


	THIS AGREEMENT, made this 6th day of February, 2002, by and between LINCOLN LOGS LTD., a New York corporation having its principal offices at 5 Riverside Drive, Chestertown, Warren County, New York (the "Company"), and Eric
R. Johnson, residing at 12597 Garry Glen Drive, Bristow, VA  (the "Employee").

W I T N E S S E T H:
	WHEREAS, the Company desires to engage Employee to perform services for the Company, any present or future subsidiary and (subject to Section 12) any successor or assign of any of them (the "subsidiaries"); and

	WHEREAS, the Employee desires to perform such services, on the terms and conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the mutual promises herein set forth and subject to the terms and conditions hereof, the parties agree as follows:

	1. TERM.     Subject to the provisions for termination as hereinafter
provided, the Company agrees to employ Employee, and Employee agrees to serve, on the terms and conditions of this Agreement for a period commencing February 4, 2002, and ending January 31, 2004, or such shorter period as may be provided for herein. The period during which Employee is employed hereunder is hereafter referred to as the "Employment Period".

	2. DUTIES AND SERVICES.     During the Employment Period, Employee shall
be employed in the business of the Company as Vice President of Sales to supervise the sales segment of the Company's business and shall also perform services in a responsible executive or managerial capacity for any of the subsidiaries when and as requested by the Company. In performance of his duties, Employee shall be subject to the direction of the Chief Executive Officer of the Company and of the Chief Operating Officer of the Company. Employee agrees to his employment as described in this Section 2 and agrees to devote all of his time and efforts to the performance of his duties under this Agreement and to not engage in any activities which would be inconsistent with such duties or with the Company's business or objectives.

	3. EMPLOYEE COMPENSATION.     As full compensation for his services
hereunder, Employee shall be paid compensation by and receive benefits from the Company as follows:

  (a) A base annual salary (the "base salary") of Seventy-two Thousand ($72,000.00) Dollars payable in equal weekly installments.

  (b) A performance bonus shall be awarded subsequent to each of the Company's fiscal years based upon the Company's annual performance on a fiscal year basis as defined as follows (the Company's fiscal year ends on January 31):
    (i) Employee shall be paid an amount equal to One Half of One (1/2%) Percent of the increase of net revenues (gross revenues less discounts) from the delivery of home building packages and solariums of fiscal year 2003 over those of fiscal year 2002, based upon the final net revenues reported in the Company's audited financial statements filed with the Securities and Exchange Commission. The same shall be in effect for fiscal year 2004 as Fiscal year 2004 exceeds fiscal year 2003.
    (ii) Employee shall be paid an amount equal to One Half of One (1/2 %) Percent of the net increase in new written contracts (net bookings) of the Company for the fiscal year 2003 over those of fiscal year 2002, based upon the final dollar value of the Company's backlog as reported in the Company's audited financial statements filed with the Securities and Exchange Commission. The same shall be in effect for fiscal year 2004 as fiscal year 2004 exceeds fiscal year 2003.

  (c) You will be covered by and shall participate in all benefits of the Company provided to all employees on a non-discriminatory basis, (commonly known as and referred to by the Internal Revenue Code as "Welfare Benefit Plans") on a basis that is equal to all other employees subsequent to meeting the eligibility requirements therefor. Absences for vacation, sickness and personal needs are paid subsequent to being earned in accordance with the Company's published Personnel Policy Handbook.

  (d) Nothing contained herein shall preclude Employee from participating in the present or future employee benefit plans of the Company if he meets the eligibility requirements therefor. It is also intended that Employee will participate in the Company's Stock Option Plan.

	4. EXPENSES.     Employee shall be entitled to reimbursement for
reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties hereunder, upon submission and approval of written statements and original receipts in accordance with the then regular procedures of the Company.

	5. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE.     Employee represents and
warrants to the Company that (a) Employee is under no contractual or other restriction or obligation which is inconsistent with the execution of this Agreement, the performance of his duties hereunder, or the other rights of the Company hereunder and (b) Employee is under no physical or mental disability that would hinder his performance of duties under this Agreement.

	6. NONCOMPETITION. In view of the unique and valuable services it is expected Employee will render to the Company, Employee's knowledge of the independent dealers, customers, trade secrets, and other proprietary information relating to the business of the Company and its customers and suppliers and similar knowledge regarding the Company it is expected Employee will obtain, and in consideration of the compensation to be received hereunder, Employee agrees:

  (a) that he will not during the period Employee is employed by the Company under this Agreement or otherwise participate in (hereinafter defined in this Section 6) any other business or organization, whether or not such business or organization now is or shall then be competing with or of a nature similar to the business of the Company;

  (b) for a period of one ( 1 ) year after Employee ceases to be employed by the Company under this Agreement or otherwise, Employee will not
    (i) Compete with or be engaged in the same business as, or participate in any other business or organization which during such one-year period competes with or is engaged in the same business as, either the Company or any of the subsidiaries for which Employee rendered or renders services hereunder, with respect to any product or service sold or activity engaged in up to the time of such cessation in any geographical area in which at the time of such cessation such product or service is sold or activity engaged in, except that in each case the provisions of this Section 6 will not be deemed breached merely because Employee owns not more than one (1%) percent of the outstanding common stock of a corporation, if, at the time of its acquisition by Employee, such stock is listed on a national securities exchange, is reported on NASDAQ, or is regularly traded in the over-the-counter market by a member of a national securities exchange, or
    (ii) participate in any other business or organization which manufactures and/or sells log buildings and which at any time during such one-year period uses a name containing either the words "Lincoln Logs" or words similar or susceptible or confusion or abbreviation thereof;

  (c) Employee will not directly or indirectly reveal the name of, solicit or interfere with, or endeavor to entice away from the Company or its subsidiaries any of its independent dealers, suppliers, customers, or employees;

  (d) Employee will not directly or indirectly employ any person who, at any time up to such cessation, was an employee of the Company, within a period of two ( 2 ) years after such person leaves the Company's employ. As used in this
Section 6, "participate in" shall mean: "directly or indirectly, for his own benefit or for , with, or through any other person or entity, own, manage, operate, control, loan money to, or participate in the ownership, management, operation, or control of, or be connected as a director, officer, employee, partner, consultant, agent, independent contractor, or otherwise with, or acquiesce in the use of his name in";

  (e) Since a breach of the provisions of this Section 6 could not adequately be compensated by money damages, the Company shall be entitled, in addition to any other rights and remedies available to it, to an injunction restraining such breach or a threatened breach, and in either case no bond or other security shall be required in connection therewith, and Employee hereby consents to the issuance of such injunction. In addition, the Employee will pay to Employer the sum of Ten Thousand ($10,000.00) Dollars per month in addition to any actual damages for each month or part thereof that said violations continue;

  (f) Employee agrees that the provisions of this Section 6 are necessary and reasonable to protect the Company in the conduct of its business. If any restriction contained in this Section 6 shall be deemed to be invalid, illegal, or unenforceable by reason of the extent, duration, or geographical scope thereof, or otherwise, then such restriction shall be deemed automatically modified to a scope of application which makes it valid and enforceable; and

  (g) Employee acknowledges that he was informed by the Company that he had to execute this Agreement before his employment will commence. Employee acknowledges that he was not employed by the Company at the time he executed this Agreement.

	7. INTELLECTUAL PROPERTY.     Any interest in patents, patent
applications, inventions, copyrights, trademarks, developments, and processes ("such inventions") which Employee now or hereafter during the period Employee in employed by the Company under this Agreement or otherwise may own or develop relating to the fields in which the Company may then be engaged shall belong to the Company; and forthwith upon request of the Company Employee shall execute all such application, assignments and other documents and take all such other actions as the Company may reasonably request in order to vest in the Company all his right, title and interest in and to such inventions free and clear of all liens, charges and encumbrances.

	8. CONFIDENTIAL INFORMATION.     All confidential information or trade
secrets which Employee may now possess, may obtain during or after the Employment Period, or may create prior to the end of the period Employee is employed by the Company under this Agreement or otherwise relating to the financial condition, results of operations, business, properties, assets liabilities, or future prospects of the Company or of any customer or supplier of any of them shall not be published, disclosed, or made accessible by him to any other person or entity either during or after the termination of his employment or used by him except during the Employment Period in the business and for the benefit of the Company, in each case without prior written permission of the Company, which may be deemed by the Company in its sole and absolute discretion. Employee shall deliver to the Company all tangible evidence of such confidential information prior to or at the termination of his employment. In the event of a breach or threatened breach by Employee of the provisions of this Section 8, the Company shall be entitled to an injunction restraining him from so disclosing any such confidential information, in addition to any other remedies available at law or in equity, and no bond or other security shall be required in connection therewith. Employee agrees that the provisions of this Section 8 are necessary and reasonable to protect the Company in the conduct of its business.

	9. TERMINATION.     Notwithstanding anything herein contained, if on or
after the date hereof and prior to the end of the Employment Period:

  (a) Either Employee shall be or become physically or mentally or disabled or otherwise unable fully to discharge his duties hereunder for a period of three months, Employee shall be convicted of a crime, or after having received written notification by the Company of its intent to terminate this Agreement if such conduct shall continue, Employee shall continue to commit any act or omit to take any action in bad faith and to the detriment of the Company or any of the subsidiaries, or Employee shall have breached or shall continue to breach any material term of this Agreement, then, and in each such case, the Company shall have the right to give notice of termination of Employee's services hereunder as of a date (not earlier than ten days from such notice) to be specified in such notice and this Agreement shall terminate on the date so specified; or

  (b) Employee shall die, then this Agreement shall terminate on the date of Employee's death,

Whereupon Employee or his estate, as the case may be, shall be entitled to receive only his salary and vested benefits and rights, if any, at the rate provided in Section 3 to the date on which termination shall take effect (if such termination shall take place prior to the commencement of the Employment Period, the Employee or his estate, as the case may be, shall not be entitled to receive any compensation pursuant to this Agreement). Nothing contained in this Section 9 shall be deemed to limit any other right the Company may have to terminate Employee's employment hereunder upon any ground permitted by law or in equity.

	10. MERGER/ACQUISITION.     In the event of a future disposition of (or
including) the properties and business of the Company, substantially as an entirety, by merger, consolidation, sale of assets, or otherwise, then the Company may elect:

  (a) To assign this Agreement and all of its rights and obligations hereunder to the acquiring or surviving corporation; provided that such corporation shall assume in writing all of the obligations of the Company hereunder; and provided, further, that the Company (if and so long as it remains in business as an independent going enterprise) shall remain liable for the performance of its obligations hereunder in the event of an unjustified failure of any acquiring corporation to perform its obligations under this Agreement; or

  (b) In addition to its other rights of termination, to terminate this Agreement upon at least 30 days' written notice, provided Employee shall receive all compensation and benefits to which he is entitled as described in Section 3, to the date on which such termination shall take effect. The parties agree that this 30-day notice period will not be included in any renewal or extension of this Agreement, and that nothing set forth in this Agreement shall obligate the Company to enter into any such renewal or extension.

	11. SEVERANCE PAY/NONRENEWAL ALLOWANCE.

  (a) If, within two (2) years of the date hereof, this Agreement is terminated by the Company for any reason other than as set forth in Sections 9 and 10(b), the Company shall pay to the Employee a sum equal to twenty five (25%) percent of the then Employee's annual base salary in full satisfaction of the Company's obligations and liabilities to Employee, if any, pursuant to this Agreement.

  (b) If Employee is unable to or chooses not to be employed by the Company following the expiration of the two-year term hereof, Employee shall not be entitled to any severance pay or other allowances, rights or compensation, other that his vested rights, if any.

	12. INDEMNIFICATION.     The Company shall defend, indemnify and hold
Employee harmless from and against any and all actions, claims and damages to which he may be subjected in connection with the performance of his duties hereunder in good faith.

	13. SURVIVAL.     The covenants, agreements, representations, and
warranties contained in or made pursuant to this Agreement shall survive Employee's termination of employment, irrespective of any investigation made by or on behalf of any party.

	14. ENTIRE AGREEMENT.     Each party hereto acknowledges that it or he has
read this Agreement, understands it, and agrees to be bound by its terms, and further acknowledges and agrees that it is the complete and exclusive statement of the agreement and understanding of the parties regarding the subject matter hereof, which supersedes and merges all prior proposals, agreements and understandings, oral and written, relating to the subject matter hereof. This Agreement may not be changed orally, but only by an agreement in writing signed by all of the parties hereto.

	15. NOTICES.     Any notice or other communication required or permitted
to be given hereunder shall be in writing and shall be mailed by registered or certified mail, return receipt requested or delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Sections 15).
Any notice given to the Company shall be addressed to the attention of the Executive Vice President. Notice to the estate of Employee shall be sufficient if addressed to Employee as provided in this Section 17. Any notice or other communication given by registered or certified mail shall be deemed given at the time of certification thereof (or comparable act), except for a notice changing a party's address which shall be deemed given at the time of receipt hereof.

	16. WAIVER.     Any waiver by either party of a breach of any provision
of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing and signed by each of the parties.

	17. BINDING EFFECT.     Employee's rights and obligations under this
Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to commutation, encumbrance, or the claims of Employee's creditors, and any attempt to do any of the forgoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of Employee and his heirs and personal representatives, and shall be binding upon and inure to the benefit of the Company and its successors and those who are its assigns under Section 10.

	18. NO THIRD PARTY BENEFICIARIES.     This Agreement does not create, and
shall not be construed as creating, any rights enforceable by any person not a party to this Agreement (except as provided in Section 17 and with respect to the subsidiaries).

	19. HEADINGS.     The headings in this Agreement are solely for the
convenience of reference and shall be given no effect in the construction or interpretation of this agreement.

	20. COUNTERPARTS; GOVERNING LAW.     This Agreement may be executed in
any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to the conflict of laws.

	IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

						LINCOLN LOGS LTD.

						s/ John D. Shepherd
						   -----------------
						   John D. Shepherd
						   President, Chairman & CEO



						s/ Eric R. Johnson
						   ----------------
						   Eric R. Johnson

EXHIBIT 99.1

					CERTIFICATION
			   PURSUANT TO 18 U.S.C. SECTION 1350,
				  AS ADOPTED PURSUANT TO
		   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Lincoln Logs, Ltd. ("the Company") on Form 10-KSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I
John D. Shepherd, Chief Executive Officer of the Company, certify that, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


					   s/ John D. Shepherd
						-----------------
					Name:	John D. Shepherd
					Title: Chairman of the Board of Directors,
						   President and Chief Executive Officer


[ A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.]

EXHIBIT 99.2

					CERTIFICATION
			   PURSUANT TO 18 U.S.C. SECTION 1350,
				  AS ADOPTED PURSUANT TO
		   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Lincoln Logs, Ltd. ("the Company") on Form 10-KSB for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William J. Thyne, Chief Financial Officer of the Company, certify that, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


					   s/ William J. Thyne
						-----------------
					Name: William J. Thyne
					Title: Vice President, Treasurer, Secretary,
						   and Chief Financial Officer


[ A signed original of this statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Securities and Exchange Commission or its staff upon request. ]