Form 10QSB
period 2003-04-30
LINCOLN LOGS LTD
filed 2003-06-16
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended April 30, 2003

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
Yes ___X_____      No_________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at June 12, 2003
  Common Stock, $0.01 par value                    7,360,059


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             April 30, 2003 and January 31, 2003                     3 - 4

	     	Consolidated statements of operations for the
             three months ended April 30, 2003 and 2002              5

		Consolidated statements of changes in stockholders'
             equity for the three months ended April 30, 2003
             and the twelve months ended January 31, 2003            6

     		Consolidated statements of cash flows for the
             three months ended April 30, 2003 and 2002	         7

            Notes to consolidated financial statements               8 - 10


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               11 - 14

	ITEM  3.   CONTROLS AND PROCEDURES					   14


PART II.  OTHER INFORMATION                                          15


SIGNATURES                                                           15


CERTIFICATIONS									   16 - 18


                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     APRIL 30, 2003 AND JANUARY 31, 2003

                                   ASSETS
                                                April 30,       January 31,
                                                 2 0 0 3          2 0 0 3
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  957,464       $1,885,931
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      106,984          207,692
  Inventories (raw materials)			      1,641,049        1,277,804
	Work in process					  263,974		 228,076
  Prepaid expenses and other current assets       567,988          416,404
  Deferred tax asset					  221,000		     ---
  Prepaid income taxes                             11,592              ---
  Mortgage and note receivable                      2,592            2,592
  Due from related parties                         11,241           10,141
                                               ----------       ----------
     Total current assets                       3,783,884        4,028,640
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,490,272        2,479,801
  Machinery and equipment                         882,969          881,674
  Furniture and fixtures                        1,758,567        1,683,446
  Transportation equipment                        312,780          262,216
                                               -----------       ---------
                                                6,279,829        6,142,378
  Less: accumulated depreciation               (3,719,163)      (3,667,143)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,560,666        2,475,235
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              61,425           63,304
  Assets held for resale                            7,491           11,802
  Deposits and other assets                       209,912           58,894
  Intangible assets, net of accumulated
    amortization of $78,304 at April 30, 2003
    and $78,174 at January 31, 2003                 4,029            4,159
                                                ---------        ---------
     Total other assets                           282,857          138,159
                                                ---------        ---------
TOTAL ASSETS                                   $6,627,407       $6,642,034
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                       APRIL 30, 2003 AND JANUARY 31, 2003

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  April 30,      January 31,
                                                   2 0 0 3        2 0 0 3
                                                 (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties					$      ---	    $   210,000
    Other							   116,731		  121,678
  Trade accounts payable                           518,924          347,520
  Accrued payroll, related taxes and
    withholdings                                   127,977          129,607
  Accrued income taxes                                 ---           23,100
  Accrued expenses                                 592,684          662,906
  Customer deposits                              3,126,503        2,817,188
                                                ----------       ----------
     Total current liabilities                   4,482,819        4,311,999

LONG-TERM DEBT, net of current installments:
  Convertible subordinated debentures:
     Related parties                               220,000              ---
  Mortgage and notes payable                       153,750          159,375
  Other                                             77,251           64,362
                                                ----------       ----------
    Total liabilities                            4,933,820        4,535,736
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    --               --
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 7,759,299 shares     77,593          77,593
  Additional paid-in capital                      5,681,554       5,681,554
  Accumulated deficit                            (3,181,125)     (2,768,414)
                                                -----------      ----------
                                                  2,578,022       2,990,733
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   1,693,587       2,106,298
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $6,627,407      $6,642,034
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                       April 30,
                                                ----------------------
                                                 2 0 0 3       2 0 0 2
                                                ---------     ---------
NET SALES                                     $ 1,695,186   $ 1,442,066

COST OF SALES                                   1,016,528       914,394
                                               ----------    ----------
GROSS PROFIT                                      678,658       527,672
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     228,439       163,490
  Selling, general and administrative           1,148,280       914,795
                                               ----------    ----------
   Total operating expenses                     1,376,719     1,078,285
                                               ----------    ----------
(LOSS) FROM OPERATIONS                         (  698,061)   (  550,613)
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   5,879         4,529
  Interest expense                             (   12,277)   (   17,388)
  Other                                            70,748        25,439
                                               ----------    ----------
   Total other income (expense) - net              64,350        12,580
                                               ----------    ----------
(LOSS) BEFORE INCOME TAXES                     (  633,711)   (  538,033)

INCOME TAX BENEFIT                             (  221,000)          ---
                                               ----------    ----------
NET (LOSS)                                    $(  412,711)  $(  538,033)
                                               ==========    ==========

PER SHARE DATA:
  Basic and diluted (loss) per share           $    ( .06)   $    ( .07)
                                               ==========    ==========



See accompanying notes to consolidated financial statements.


             				 -  5  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED APRIL 30, 2003 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2003


                                        Number         Par         Additional                                        Total
                                          of          value          paid-in     (Accumulated      Treasury      stockholders'
                                        shares        amount         capital        deficit)         stock           equity
                                       ---------    ----------     ----------     -----------    ------------    -------------
Balance at January 31, 2002            7,759,299     $  77,593     $5,681,554     $(3,968,567)   $ (  884,435)    $    906,145

Net income - 2003                            ---           ---            ---       1,200,153             ---        1,200,153
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at January 31, 2003            7,759,299     $  77,593     $5,681,554     $(2,768,414)   $ (  884,435)    $  2,106,298

Net (loss) - 3 months
    ended April 30, 2003                     ---           ---            ---      (  412,711)            ---      (   412,711)
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at April 30, 2003              7,759,299     $  77,593     $5,681,554     $(3,181,125)   $ (  884,435)    $  1,693,587
                                      ==========    ==========     ==========     ===========    ============     ============

See accompanying notes to consolidated financial statements.


                                  	 -  6  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                (UNAUDITED)
                                                     Three Months Ended
                                                         April 30,
                                                ----------------------------
                                                  2 0 0 3          2 0 0 2
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net (loss)  	                              $ ( 412,711)     $ ( 538,033)
  Adjustments to reconcile net (loss)
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                   52,020           41,245
     (Gain) on sale of assets held for resale     (   5,689)             ---
     Changes in operating assets and liabilities:
       Decrease in trade accounts receivable        100,708           97,619
       (Increase) in inventories                  ( 399,143)       ( 213,298)
       (Increase) in prepaid expenses
         and other current assets                 ( 151,454)       (  64,680)
	 (Increase) in due from related parties     (   1,100)             ---
	 (Decrease) in due to related parties		  ---		 (   4,951)
	 (Increase) in deferred tax asset		  ( 221,000)	       ---
       (Increase) in prepaid income taxes         (  11,592)       (     100)
       (Increase) decrease in deposits
         and other assets                         (  13,906)             124
       Increase in trade accounts payable           171,404          311,379
       Increase in customer deposits                309,315          259,607
       (Decrease) increase in accrued expenses
         and other current liabilities  		  (  71,852)         115,401
       (Decrease) in accrued income taxes         (  23,100)       (   3,490)
                                                 ----------       ----------
Net cash (used) provided by operating
	   activities  				        ( 678,100)             823
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                              ( 137,451)       (  84,498)
   Proceeds from sale of assets held for
	 resale						     10,000			 ---
   Payments of pre-acquisition costs		  ( 137,112)		 ---
   Payments on mortgage receivable                    1,879            1,401
                                                 ----------       ----------
   Net cash (used) by investing activities        ( 262,684)       (  83,097)
                                                 ----------       ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt           41,611              ---
  Repayments of long-term debt                    (  29,294)       (  18,019)
                                                 ----------       ----------
   Net cash provided (used) by financing
     activities                                      12,317        (  18,019)
                                                 ----------       ----------
Net (decrease) in cash and cash equivalents       ( 928,467)       ( 100,293)

Cash and cash equivalents at
   beginning of period                            1,885,931          502,397
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $  957,464       $  402,104
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

     					       -  7  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          APRIL 30, 2003 AND 2002

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the three-month periods ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year. The Company's first and fourth quarters are largely in the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 7,255,059 for the three month periods ended April 30, 2003 and April 30, 2002, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. A $221,000 income tax benefit was recognized in the three months ended April 30, 2003. No income tax expense or benefit was accrued in the three months ended April 30, 2002.

(4)  INDEBTEDNESS

   The Company has had two series of subordinated convertible debentures outstanding during the past four years, Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively the "Debentures"). At April 30, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures have a maturity date of May 15, 2003. On May 15, 2003, the total amount of Debentures were converted into common stock of the Company. At April 30, 2003, the total amount of the Debentures, $220,000, was reclassified as long-term debt. See also footnote to consolidated financial statements No. 7 below.

   In February 2003, the Company purchased a new pickup truck having a total value of $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006, requires equal monthly payments and is collateralized by the truck purchased. The Company also has other debt outstanding consisting of a mortgage on owned real property, automotive equipment loans, and certain assets under capital leases collateralized by copiers, facsimile machines, computers, blueprinting equipment and milling equipment.

(5)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the three months ended April 30, 2002 have been reclassified to conform with the presentation for the three months ended April 30, 2003. None of the reclass-ifications had the effect of changing the net loss as previously reported.

(6)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2003, cash was paid in the amounts of $12,091 for interest and $34,692 for income taxes. During the three months ended April 30, 2002, cash was paid in the amounts of $10,954 for interest and $3,590 for income taxes.

Non-cash investing and financing activities:

   During the first quarter ended April 30, 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

   During the first quarter ended April 30, 2002 there were no non-cash investing and financing activities.

(7)  SUBSEQUENT EVENT

   The Company had outstanding debt in the form of Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures in the amount of $170,000 and $50,000, respectively, whose redemption dates were May 15, 2003. On May 15, 2003, all holders of both Series B and Series C Convertible Subordinated Debentures elected to convert their holdings into common stock of the Company. Series B Convertible Subordinated Debentures are convertible into common stock at the rate of 1 share for each $0.20 of principal, or 850,000 shares. Series C Convertible Subordinated Debentures are convertible into common stock at the rate of 1 share for each $0.16 of principal, or 312,500 shares. At April 30, 2003, the Company has reclassified the $220,000 of outstanding Series B and Series C Convertible Subordinated Debentures as long-term debt.

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended April 30, 2003 vs. April 30, 2002

   Net sales were $1,695,186 for the three months ended April 30, 2003 as compared to $1,442,066 in the same period in 2002, an increase of $253,120, or 18%. When compared with the same period in the previous year, there was a 14% increase in the number of units shipped, and the average sales value per unit shipped increased 6%. The increase in units shipped was due in part to the 6% increase in the number of customer contracts in the backlog of undelivered contracts at the beginning of the quarter, as compared to the beginning of the same quarter last year, and was in spite of unfavorable spring weather conditions. The increase in the average sales value per unit shipped in the three months ended April 30, 2003 is partly attributable to shipment of slightly larger homes than those shipped in the comparable period of the previous year. The rise in average sales value per unit shipped is also attributable to price increases that the Company instituted over the past two years.

   Gross profit amounted to $678,658, or 40% of net sales for the three months ended April 30, 2003 as compared to $527,672, or 37% for the same period in 2002. The overall dollar increase in gross profit was 29%. Gross profit increased for the three months ended April 30, 2003 as compared to the three months ended April 30, 2002 due to decreases (as a percentage of net sales) in material costs and manufacturing overhead. Material costs in absolute dollars increased 11% in the quarter ended April 30, 2003 as compared with the same three-month period of the previous year due to increased shipments.
Material costs as a percentage of net sales declined by 2% primarily as a result of lower framing lumber costs as compared with the first quarter of last year. Manufacturing overhead increased by 10% in absolute dollars, but decreased by 1% as a percentage of net sales. The largest decrease as a percentage of sales was in design and engineering costs. The time spent to design a house has dropped significantly compared with the prior year, as the Company's designers better utilize a new computer aided design software together with a growing library of standard model drawings. These resources can be called upon as the basis for many of our shipped houses to efficiently draw custom homes, which in many instances are modified versions of our standard models.

   Total operating expenses of $1,376,719, or 81% of net sales, increased $298,434 from the previous year's amount of $1,078,285, or 75% of net sales.
The overall increase in operating expenses was 28%. Sales commissions were $228,434 for the three months ended April 30, 2003 and $163,490 for the three months ended April 30, 2002. Commissions were 13% and 11% of net sales in the quarters ended April 30, 2003 and 2002, respectively. Selling, general and administrative expenses were $1,148,280 for the three months ended April 30, 2003 compared with $914,795 in the same period of the previous year, an increase of $233,485, or 26%. Selling, general and administrative expenses were 68% and 63% of net sales at April 30, 2003 and 2002, respectively.

   Although net sales increased by 18% in the first quarter ended April 30, 2003 total sales commissions increased by 40% during the same period. During the quarter ended April 30, 2003, 24% of the shipments were sold by the Company's employee sales persons as compared with 30% of the previous year's first quarter sales. Because the Company compensates its employee sales persons at a lower commission rate than its independent dealer representatives, total commissions expense can fluctuate differently from the change in net sales depending upon the total composition of home sales by employee sales persons and independent dealer representatives. In this instance, the increase in the number of homes attributed to the Company's independent dealers, especially those with higher commission rates, resulted in increased commissions expense.

   Several specific items contributed to the increase in selling, general, and administrative expenses more than others during the first quarter ended April 30, 2003 when compared to the previous year's first fiscal quarter. The principal items include an expanded and more comprehensive annual sales convention, an increase in the number of sales support personnel and an increase in the number of national trade show exhibitions that the Company attended.
Many other expenses had modest increases as the Company prepares itself to support the higher sales level expected for the full fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both April 30, 2003 and April 30, 2002 of $698,935 and $1,660,764, respectively. For the twelve months ended April 30, 2003 working capital increased $961,829, as compared to an increase of $97,731 in the same period in 2002. As of the Company's fiscal year end at January 31, 2003, current liabilities exceeded current assets by $283,359. At April 30, 2003 the Company's backlog of undelivered contracts was approximately $20,359,000. Cash was primarily used during the three-month period ended April 30, 2003 to fund the operating loss, to purchase inventory, to pay for prepaid expenses and other current assets, to pay for pre-acquisition costs, to purchase additional fixed assets, to make payments towards long-term debt. Cash was primarily provided through the receipt of customer deposits and the reduction of trade receivables, and by an increase in accounts payable.

   For the three months ended April 30, 2003, the Company's operations used cash in the amount of $678,100. Comparatively, the Company's operations provided cash in the amount of $823 for the three months ended April 30, 2002. Overall, the Company experienced a net decrease in its cash position of $928,467 during the three months ended April 30, 2003 as compared to a net decrease in its cash position of $100,293 during the three months ended April 30, 2002.

   The Company had outstanding on April 30, 2003, $170,000 of Series B Convertible Subordinated Debentures and $50,000 of Series C Convertible Subordinated Debentures (collectively the "Debentures") whose maturity dates are May 15, 2003. On May 15, 2003, all holders of the debentures elected to convert their respective holdings into common stock of the Company. The Series B Convertible Subordinated Debentures are convertible at a rate of one share for each $0.20 of principal, or 850,000 shares, and the Series C Convertible Subordinated Debentures are convertible at a rate of one share for each $0.16 of principal, or 312,500 shares.

   The Company's backlog of undelivered contracts at April 30, 2003 and April 30, 2002 was approximately $20,359,000 and $17,642,000, respectively, and the backlog of undelivered customer contracts at January 31, 2003 was approximately $20,100,000. A contract is considered to be part of the Company's backlog when the contract is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience over the past three years that an average of approximately 44% of its backlog at the conclusion of its fiscal year will result in shipment in the following fiscal year. One hundred percent of the shipments that occurred in the first quarter ended April 30, 2003 were contained in the Company's backlog at its fiscal year end date of January 31, 2003. In the comparable three-month period of the previous year, 96% of the shipments were contained in the Company's backlog at January 31, 2002. The net increase in the backlog of undelivered contracts resulted from new contract signings that were in excess of shipments and cancellations.

   Each year the Company experiences contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the population of reasons given by the Company's customers. The Company's history over the past three years reveals that an average of approximately 24% of the customer contracts contained in the backlog at the beginning of the fiscal year cancelled in the subsequent fiscal year. Contract cancellations in the first quarter ended April 30, 2003 and 2002 were approximately $1,798,000 and $1,142,200, respectively. One hundred percent of the cancellations for both periods were contained in the backlog of undelivered contracts at January 31, 2003 and January 31, 2002, respectively.

   The Company realizes a certain amount of revenue for work performed on most cancelled contracts related to drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During the first quarter ended April 30, 2003 and 2002, the Company realized revenues of $33,035 and $40,599, respectively, related to the aforementioned services.

ACQUISITIONS

   The Company is currently in the process of completing its due diligence investigation and purchase contract negotiations related to the intended acquisition of three companies, two of which are affiliated to each other through common ownership. No closing dates have yet been established for these acquisitions.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

   It should be noted that in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements." The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after January 31, 2003, at which time the Company will adopt SFAS No. 146. The Company does not believe this statement will have a material impact on its financial statements.

   In December 2002, FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure" ("SFAS No. 148"). The standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method").
SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income
(loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Company is currently evaluating the transition provisions of SFAS No. 148 and has adopted the disclosures provisions of SFAS No. 148.


ITEM 3	CONTROLS AND PROCEDURES

   Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None
Item 2.   Changes in Securities
		None
Item 3.   Defaults Upon Senior Securities
	      None
Item 4.   Submission of Matters to a Vote of Security Holders
		None
Item 5.   Other Information
		None
Item 6.   Exhibits and Reports on Form 8-K
            a. Exhibit Index
		      99.1 Certification of Chief Executive Officer pursuant to
		   Section 906 of the Sarbanes-Oxley Act of 2002.
		      99.2 Certification of Chief Financial Officer pursuant to
		   Section 906 of the Sarbanes-Oxley Act of 2002.

            b. Reports on Form 8-K
  		      On February 19, 2003, the Company filed a report under Item 9
		   on Form 8-K (Regulation FD disclosure of a proposed acquisition).
			On May 28, 2003, the Company filed a report under Item 9 on
		   Form 8-K (Regulation FD disclosure of a proposed acquisition).

			There were no other reports on Form 8-K filed by the Company
		   during the quarter ended April 30, 2003, or through and including
		   the date of this filing.


					SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						June 13, 2003

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						June 13, 2003

			 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
	     PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

		a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
	      ability to record, process, summarize and report financial data and
		have identified for the registrant's auditors any material weaknesses in internal controls; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer




	          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
  	   PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

		a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's
	      ability to record, process, summarize and report financial data and
		have identified for the registrant's auditors any material weaknesses in internal controls; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

	6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer

EXHIBIT 99.1

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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



						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]

EXHIBIT 99.2

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Thyne, Chief Financial Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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


						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]