Form 10QSB
period 2003-07-31
LINCOLN LOGS LTD
filed 2003-09-15
CIK 717422

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 			For the quarterly period ended July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
					For the transition period from _______ to _______
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

		 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
		    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [ ]      No [ ]

		  	 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                          Outstanding at September 15, 2003
  Common Stock, $0.01 par value                    8,452,559

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             July 31, 2003 and January 31, 2003                      3 - 4

	     	Consolidated statements of operations for the
             six months ended July 31, 2003 and 2002                 5

	     	Consolidated statements of operations for the
             three months ended July 31, 2003 and 2002               6

		Consolidated statements of changes in stockholders'
             equity for the three months ended July 31, 2003
             and the twelve months ended January 31, 2003            7

     		Consolidated statements of cash flows for the
             three months ended July 31, 2003 and 2002	         8

            Notes to consolidated financial statements               9 - 13


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               14 - 19

	ITEM  3.   CONTROLS AND PROCEDURES					   19


PART II.  OTHER INFORMATION                                          20 - 21


SIGNATURES                                                           21




                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JULY 31, 2003 AND JANUARY 31, 2003

                                   ASSETS
                                                 July 31,       January 31,
                                                 2 0 0 3          2 0 0 3
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  689,698       $1,885,931
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      481,935          207,692
  Inventories (raw materials)			      1,676,222        1,277,804
	Work in process					  262,254		 228,076
  Prepaid expenses and other current assets       603,564          416,404
  Prepaid income taxes                             11,592              ---
  Mortgage and note receivable                      2,592            2,592
  Due from related parties                         39,526           10,141
                                               ----------       ----------
     Total current assets                       3,767,383        4,028,640
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            835,241          835,241
  Buildings and improvements                    2,512,092        2,479,801
  Machinery and equipment                         885,968          881,674
  Furniture and fixtures                        1,775,363        1,683,446
  Transportation equipment                        312,780          262,216
                                               -----------       ---------
                                                6,321,444        6,142,378
  Less: accumulated depreciation               (3,764,695)      (3,667,143)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          2,556,749        2,475,235
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              61,232           63,304
  Assets held for resale                            6,466           11,802
  Deposits and other assets                       292,958           58,894
  Intangible assets, net of accumulated
    amortization of $78,434 at July 31, 2003
    and $78,174 at January 31, 2003                 3,899            4,159
                                                ---------        ---------
     Total other assets                           364,555          138,159
                                                ---------        ---------
TOTAL ASSETS                                   $6,688,687       $6,642,034
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 2003 AND JANUARY 31, 2003

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   July 31,      January 31,
                                                   2 0 0 3        2 0 0 3
                                                 (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties					$      ---	    $   210,000
    Other							   104,569		  121,678
  Trade accounts payable                           746,293          347,520
  Accrued payroll, related taxes and
    withholdings                                   136,828          129,607
  Accrued income taxes                              20,000           23,100
  Accrued expenses                                 767,882          662,906
  Customer deposits                              2,323,748        2,817,188
                                                ----------       ----------
     Total current liabilities                   4,099,320        4,311,999

LONG-TERM DEBT, net of current installments:
  Mortgage and notes payable                       148,125          159,375
  Other                                             62,710           64,362
                                                ----------       ----------
    Total liabilities                            4,310,155        4,535,736
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    authorized 1,000,000 shares; issued
    and outstanding - 0 - shares	                   ---              ---
  Common stock, $ .01 par value; authorized
    10,000,000 shares; issued 8,946,799 shares
    at July 31, 2003 and 7,759,299 at January
    31, 2003						     89,468          77,593
  Additional paid-in capital                      5,894,092       5,681,554
  Accumulated deficit                            (2,720,593)     (2,768,414)
                                                -----------      ----------
                                                  3,262,967       2,990,733
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   2,378,532       2,106,298
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                         $6,688,687      $6,642,034
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002
                                  (UNAUDITED)
<CAPTION)
                                                   Six Months Ended
                                                        July 31,
                                                ----------------------
                                                 2 0 0 3       2 0 0 2
                                                ---------     ---------
NET SALES                                     $ 6,441,447   $ 5,263,743

COST OF SALES                                   3,536,295     2,902,651
                                               ----------    ----------
GROSS PROFIT                                    2,905,152     2,361,092
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     744,667       571,890
  Selling, general and administrative           2,184,995     1,776,880
                                               ----------    ----------
   Total operating expenses                     2,929,662     2,348,770
                                               ----------    ----------
INCOME (LOSS) FROM OPERATIONS                  (   24,510)       12,322
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   9,234         8,538
  Interest expense                             (   18,727)   (   31,628)
  Other                                           101,824        39,986
                                               ----------    ----------
   Total other income (expense) - net              92,331        16,896
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                         67,821        29,218

INCOME TAXES	                                 20,000           ---
                                               ----------    ----------
NET INCOME                                    $    47,821   $    29,218
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share   			    $       .01   $       .00
                                               ==========    ==========

  Diluted earnings per share			    $       .01	$       .00
							     ==========	 ==========


See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                        July 31,
                                                ----------------------
                                                 2 0 0 3       2 0 0 2
                                                ---------     ---------
NET SALES                                     $ 4,746,261   $ 3,821,677

COST OF SALES                                   2,519,767     1,988,257
                                               ----------    ----------
GROSS PROFIT                                    2,226,494     1,833,420
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     516,228       408,400
  Selling, general and administrative           1,036,715       862,085
                                               ----------    ----------
   Total operating expenses                     1,552,943     1,270,485
                                               ----------    ----------
INCOME FROM OPERATIONS                            673,551       562,935
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   3,355         4,009
  Interest expense                             (    6,450)   (   14,240)
  Other                                            31,076        14,547
                                               ----------    ----------
   Total other income (expense) - net              27,981         4,316
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                        701,532       567,251

INCOME TAXES	                                241,000           ---
                                               ----------    ----------
NET INCOME                                    $   460,532   $   567,251
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share 		          $       .06   $       .08
                                               ==========    ==========

  Diluted earnings per share			    $       .05	$       .07
							     ==========	 ==========


See accompanying notes to consolidated financial statements.


             				 -  6  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JULY 31, 2003 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2003


                                        Number         Par         Additional                                        Total
                                          of          value          paid-in     (Accumulated      Treasury      stockholders'
                                        shares        amount         capital        deficit)         stock           equity
                                       ---------    ----------     ----------     -----------    ------------    -------------
Balance at January 31, 2002            7,759,299     $  77,593     $5,681,554     $(3,968,567)   $ (  884,435)    $    906,145

Net income - 2003                            ---           ---            ---       1,200,153             ---        1,200,153
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at January 31, 2003            7,759,299     $  77,593     $5,681,554     $(2,768,414)   $ (  884,435)    $  2,106,298

Debt converted to common stock	   1,162,500	  11,625	    208,375			---		    ---	     220,000

Common stock issued upon exercise
    of stock options				25,000	     250		4,163			---		    ---		 4,413

Net income - 6 months
    ended July 31, 2003                      ---           ---            ---          47,821             ---           47,821
                                      ----------    ----------     ----------     -----------    ------------     ------------
Balance at July 31, 2003               8,946,799     $  89,468     $5,894,092     $(2,720,593)   $ (  884,435)    $  2,378,532
                                      ==========    ==========     ==========     ===========    ============     ============

See accompanying notes to consolidated financial statements.


                                  	 -  7  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002
                                (UNAUDITED)
                                                      Six Months Ended
                                                          July 31,
                                                ----------------------------
                                                  2 0 0 3          2 0 0 2
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net income  	                              $    47,821      $    29,218
  Adjustments to reconcile net income
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                   97,812           82,944
     (Gain) on sale of assets held for resale    (    4,664)             ---
     Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable   (  274,243)       ( 403,540)
       (Increase) in inventories                 (  432,596)       ( 415,480)
       (Increase) in prepaid expenses
         and other current assets                (  187,160)       ( 132,012)
	 (Increase) in prepaid income taxes        (   11,592)       (     100)
        Decrease (increase) in deposits
         and other assets                               924        (   9,197)
       Increase in trade accounts payable           398,773          423,630
       (Decrease) increase in customer deposits  (  493,440)         368,828
        Increase in accrued expenses
         and other current liabilities  		    112,197          172,863
	 (Decrease) in due to related parties             ---        (   4,951)
	 (Increase) in due from related parties	 (   29,385)	       ---
       (Decrease) in accrued income taxes        (    3,100)       (   3,490)
                                                 ----------       ----------
Net cash (used) provided by operating
	   activities  				       (  778,653)         108,713
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Payments on mortgage receivable                    2,072            1,761
   Proceeds from sale of assets held for
	 resale						     10,000			 ---
   Payments of pre-acquisition costs		 (  234,988)		 ---
   Additions to property, plant
       and equipment                             (  137,455)       ( 179,231)
                                                 ----------       ----------
   Net cash (used) by investing activities       (  360,371)       ( 177,470)
                                                 ----------       ----------
FINANCING ACTIVITIES:
  Capital received on incentive options               4,413              ---
  Repayments of long-term debt                   (   61,622)       (  46,881)
                                                 ----------       ----------
   Net cash provided (used) by financing
     activities                                  (   57,209)       (  46,881)
                                                 ----------       ----------
Net (decrease) in cash and cash equivalents      (1,196,233)       ( 115,638)

Cash and cash equivalents at
   beginning of period                            1,885,931          502,397
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $  689,698       $  386,759
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			            JULY 31, 2003 AND 2002

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month and three-month periods ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.


(2)  EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings per share was 7,759,327 and 7,255,059 for the six-month periods ended July 31, 2003 and 2002, respectively, and 8,247,151 and 7,255,059 for the three-month periods ended July 31, 2003 and 2002, respectively.

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

   The numerator in the calculation of diluted earnings per share for the six-month periods ended July 31, 2003 and 2002 was determined as follows:

										2003		2002

Net income used to calculate basic earnings per share	  $  47,821	  $  29,218
Add back interest expense related to convertible
   debentures								7,408		  -0-
									   --------	   --------
Numerator for calculation of diluted earnings per share $  55,229	  $  29,218
									   ========	   ========

   The denominator in the calculation of diluted earnings per share for the six-month periods ended July 31, 2003 and 2002 was determined as follows:

										2003		2002

Weighted average outstanding shares used to calculate
   basic earnings per share					  7,759,327   7,255,059
Add shares issuable assuming conversion of
   convertible debentures					    667,956	        -0-
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		  -0-
Add shares issuable assuming exercise of
   outstanding stock options					    181,106	     60,600
									  ---------	  ---------
Denominator for calculation of diluted earnings
   per share							  8,608,389	  7,315,659
									  =========   =========

Basic earnings per share					  $    0.01   $    0.00
									      =====		=====
Diluted earnings per share					  $	 0.01   $    0.00
										=====		=====

There were 812,500 stock purchase warrants outstanding at July 31, 2002 that were not included in the computation of diluted earnings per share for that six-month period as their effect was anti-dilutive. All stock purchase warrants expired on January 31, 2003 without any warrants being exercised. Also, shares issuable assuming conversion of convertible debentures at July 31, 2002 were not included in the computation of diluted earnings per share as their effect was anti-dilutive for the six-month period then ended.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2003 and 2003 was determined as follows:

									       2003	       2002

Net income used to calculate basic earnings per share	  $  460,532  $  567,251
Add back interest expense related to convertible
   debentures								 1,058	 6,350
									   ---------   ---------
Numerator for calculation of diluted earnings per share $  461,590  $  573,601
									   =========   =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2003 and 2002 was determined as follows:

										 2003		 2002

Weighted average outstanding shares used to calculate
   basic earnings per share					   8,247,151   7,255,059
Add shares issuable assuming conversion of
   convertible debentures					     189,538   1,162,500
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				   -0-	   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     196,331	71,552
									   ---------   ---------
Denominator for calculation of diluted earnings
   per share							   8,633,020   8,489,111
									   =========   =========

Basic earnings per share					   $    0.06   $    0.08
									       =====	 =====
Diluted earnings per share					   $    0.05   $    0.07
										 =====	 =====

There were 812,500 stock purchase warrants outstanding at July 31, 2002 that were not included in the computation of diluted earnings per share for that three-month period as their effect was anti-dilutive.


(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. For the six-month period and three-month period ended July 31, 2003, a provision for income taxes was provided in the amounts of $20,000 and $241,000, respectively. No income tax expense or benefit was accrued in the six-month or three-month period ended July 31, 2002.


(4)  INDEBTEDNESS

   The Company has had two series of subordinated convertible debentures outstanding during the past four years, Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively the "Debentures"). At January 31, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures had a maturity date of May 15, 2003. On May 15, 2003, all holders of the Debentures elected to convert their respective holdings into common stock of the Company. The Debentures were converted into 1,162,500 shares of common stock. At July 31, 2003, the outstanding balance of the Debentures was zero.

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


(5)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the six months and three months ended July 31, 2002 have been reclassified to conform with the presentation for the six months and three months ended July 31, 2003. None of the reclassifications had the effect of changing the net income as previously reported.

(6)  STOCK OPTIONS

   During the three-month period ended July 31, 2003, stock options were exercised by various holders. Stock options activity for the six-month period ended July 31, 2003 and the fiscal year ended January 31, 2003 is summarized as follows:

										Weighted Average
					Number of shares		   Option Price Per Share
				   Qualified Non-Qualified	  Qualified Non-Qualified
Balance at January 31, 2002  130,500     182,000		$ .16		$ .19
Granted during year		   ---	   ---		  ---		  ---
Cancelled during year	    ( 12,000)        ---		  .16		  ---
Exercised during year		   ---	   ---		  ---		  ---
				    --------    --------		-----		-----
Balance at January 31, 2003  118,500     182,000		$ .16		$ .19
Granted during year		   ---	   ---		  ---		  ---
Cancelled during year		   ---	   ---		  ---		  ---
Exercised during year	    ( 25,000)	   ---		( .18)	  ---
				    --------    --------		-----		-----
Balance at July 31, 2003      93,500     182,000		$ .16		$ .19
				    ========    ========		=====		=====

All outstanding stock options are exercisable as of July 31, 2003. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of July 31, 2003 is 5.5 years.


(7)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 2003, cash was paid in the amounts of $18,180 for interest and $34,692 for income taxes. During the six months ended July 31, 2002, cash was paid in the amounts of $26,074 for interest and $3,590 for income taxes.

Non-cash investing and financing activities:

   On May 15, 2003, all holders of Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively called the "Debentures") elected to convert their respective holdings into common stock of the Company. At May 15, 2003, the total amount of the Debentures outstanding equaled $220,000. The Debentures were converted into 1,162,500 shares of common stock. At July 31, 2003, the outstanding balance of the Debentures was zero.

   During the six months ended July 31, 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

   During the six months ended July 31, 2002 the Company recorded an increase in transportation equipment of $15,704 and a related increase in long-term debt in the amount of $11,080, which represented the financed portion of the purchase.

(8)  SUBSEQUENT EVENT

   On August 29, 2003, the Company completed its purchase acquisition of two companies, affiliated through common ownership, in British Columbia, Canada. Similar to the Company, these companies manufacture log home component kits and related accessories. The sources of the acquisition price of $1,964,500 were as follows: Cash of $609,280; Issuance of Debt of $1,182,720; and issuance of 287,500 shares of restricted common stock of the Company.

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended July 31, 2003 vs. July 31, 2002:

   Net sales were $6,441,447 for the six months ended July 31, 2003 as compared to $5,263,743 in the same period in 2002, an increase of $1,177,704, or 22%. Comparing the net sales for the six months ended July 31, 2003 with the same six-month period in the previous year, there was a 13% increase in the number of units shipped, and the average sales value per unit shipped increased 9%. The increase in units shipped was due in part to the 14% increase in the number of customer contracts in the backlog of undelivered contracts at the beginning of the six-month period ended July 31, 2003, as compared to the beginning of the same period of the previous year, and in spite of a predominantly rainy spring and early summer in the Eastern portion of the United States. The Company believes that the current residential mortgage interest rate environment has also been a contributing factor to the increase of units shipped during the six months ended July 31, 2003. The increase in the average sales value per unit shipped for the six months ended July 31, 2003 is attributable to shipment of slightly larger homes than those shipped in the comparable period of the previous year and to price increases that the Company instituted over the prior two fiscal years.

   Gross profit, as a percentage of net sales, was 45% for both six-month periods ended July 31, 2003 and July 31, 2002. Gross profit amounted to $2,905,152 and $2,361,092 for the six-month periods ended July 31, 2003 and July 31, 2002, respectively, which resulted in an overall increase in gross profit of 23%. The total cost of materials decreased by -.4%, as compared with the same period for the previous year. While the Company is beginning to experience increases in certain commodities that are components of its building kits, material costs have largely stabilized as the Company entered what has historically been the busiest part of the home building season. Labor costs and manufacturing overhead costs for the six months ended July 31, 2003 both increased by .1% each as a percentage of net sales when compared with the same six-month period for the previous year. Actual costs have increased in both categories, and such increase is primarily attributable to the increase in sales volume that the Company experienced during the six-month period ended July 31, 2003.

   Total operating expenses for the six-month period ended July 31, 2003 were $2,929,662, an amount equal to 45% of net sales for such period. The preceding amount represents an increase of $580,892 from the amount of $2,348,770 for the same six-month period of the previous year. The total operating expenses for the six-month period ended July 31, 2002 constituted 45% of net sales for such period. The overall increase in total operating expenses for the six months ended July 31, 2003, as compared to the six months ended July 31, 2002 was 25%. Sales commissions were $744,667 for the six months ended July 31, 2003 and $571,890 for the six months ended July 31, 2002. Commissions were 12% and 11% of net sales in the six months ended July 31, 2003 and 2002, respectively. Selling, general and administrative expenses were $2,184,995 for the six months ended July 31, 2003 compared with $1,776,880 in the same period of the previous year, an increase of $408,115, or 23%. Selling, general and administrative expenses were 34% of net sales at both July 31, 2003 and 2002.

   Although net sales increased by 22% in the first six months ended July 31, 2003 total sales commissions increased by 30% during the same period. During the six-month period ended July 31, 2003, 30% of the shipments were sold by the Company's employee sales persons as compared with 39% of the shipments made during the six-month period ended July 31, 2002. Because the Company compensates its employee sales persons at a lower commission rate than its independent dealer representatives, total commissions expense will fluctuate depending upon the total composition of home sales by employee sales persons and independent dealer representatives. In this instance, the increase in the number of homes sold by the Company's independent dealers resulted in increased commissions expense.

   Several specific items contributed to the bulk of the increase in selling, general, and administrative expenses during the six-month period ended July 31, 2003 as measured against the six-month period ended July 31, 2002. The principal items include increased expenses attributable to an expanded and more comprehensive annual sales convention, additional expenses relating to an increase in Company staff particularly in the area of sales support, added expenses attributable to an increase in achievement awards for management, and an additional expenses relating to an increase in the number of national trade show exhibitions and related expenses that the Company representatives attended. Many other expenses had modest increases as the Company prepares itself to support the higher sales level anticipated for the remainder of the fiscal year.


Three months ended July 31, 2003 vs. July 31, 2002:

   Net sales were $4,746,261 for the three months ended July 31, 2003 as compared to $3,821,677 in the same period in 2002, an increase of $924,584, or 24%. Comparing the three months ended July 31, 2003 with the same three-month period of the previous year, there was a 14% increase in the number of units shipped, and the average sales value per unit shipped increased 10%. The increase in units shipped was due in part to a backlog of undelivered contracts at the beginning of the quarter ended July 31, 2003 that was 15% larger than the comparable backlog of undelivered contracts at the beginning of the second quarter of the previous fiscal year, and in spite of a predominantly rainy summer in the Eastern portion of the United States. The Company believes that the current residential interest rate environment has also had a favorable effect on the Company's selling activity. The increase in the average sales value per unit shipped during the quarter is attributable to shipment of slightly larger homes than those shipped in the comparable quarter of the previous year and to price increases that the Company instituted over the prior two fiscal years.

   Gross profit for the three months ended July 31, 2003 amounted to $2,226,494, or 47% of net sales for such period, as compared to gross profit for the three months ended July 31, 2002 of $1,833,420, or 48% of net sales for such period. The overall dollar increase in gross profit between the three months ended July 31, 2002 and July 31, 2003 was 21%. Gross profit decreased as a percentage of sales for the three months ended July 31, 2003 as compared to the three months ended July 31, 2002. This decrease was due to cost increases (as a percentage of net sales) in material, direct labor and manufacturing overhead. Material costs in absolute dollars increased 25% in the quarter ended July 31, 2003 as compared with the same three month period of the previous year due to increased shipments. Material costs as a percentage of net sales increased by .2% in the quarter ended July 31, 2003 as compared with the same three-month period of the previous year in part as a result of increases in dimensional lumber costs. Direct labor increased by .2% as a percentage of net sales for the quarter ended July 31, 2003 as compared with the same three-month period of the prior year due to wage adjustments, increased benefit costs and increased production time related to the increased shipments. Manufacturing overhead increased by .6% as a percentage of net sales in the quarter ended July 31, 2003 when compared to the previous year's second fiscal quarter. Design and engineering costs made up a significant portion of the .6% increase in manufacturing overhead in the quarter ended July 31, 2003 as compared with the same three-month period of the prior year due to the increased cost of outside engineering required for homes destined for the western portion of the United States, particularly California. All other manufacturing costs for the three months ended July 31, 2003 were comparable to those of the same period of the previous year.

   Total operating expenses of $1,552,943 for the three-month period ended July 31, 2003 increased $282,458, or 22%, over the amount for the three-month period ended July 31, 2002 of $1,270,485. Total operating expenses were 33% of net sales for both three-month periods presented. Sales commissions were $516,228 for the three months ended July 31, 2003 and $408,402 for the three months ended July 31, 2002. Commissions were 11% of net sales in both of the second quarters ended July 31, 2003 and 2002. Selling, general and administrative expenses were $1,036,715 for the three months ended July 31, 2003 compared with $862,085 in the same period of the previous year, an increase of $174,630, or 20%. Selling, general and administrative expenses were 22% and 23% of net sales for the second quarters ended July 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses was primarily due to increased personnel costs, an increase in expenses relating to achievement awards for management, and increased spending on the number of national trade shows attended by Company representatives.


 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both July 31, 2003 and July 31, 2002 of $331,937 and $1,404,370, respectively. For the six months ended July 31, 2003, working capital decreased $48,578, as compared to a decrease of $346,132 in the same period in 2002. As of the Company's fiscal year end at January 31, 2003, current liabilities exceeded current assets by $283,359. At July 31, 2003 the Company's backlog of undelivered contracts was approximately $18,363,000.

   For the six months ended July 31, 2003, the Company's operations used cash in the amount of $778,653 while the Company's operations for the six months ended July 31, 2002 provided funds of $108,713. Overall, the Company experienced a net decrease in its cash position of $1,196,233 and $115,638 for the six-month periods ended July 31, 2003 and 2002, respectively. In the six-month period ended July 31, 2003, cash was primarily provided by an increase in accounts payable. During the same period, cash decreased principally through the use of funds to increase accounts receivable, to purchase inventory, to pay for pre-acquisition costs, to acquire new equipment, for repayments of long-term debt, and from a decrease in customer deposits. In the six-month period ended July 31, 2002, cash was provided principally from an increase in customer deposits and increases in accounts payable and accrued expenses. Cash was primarily used to purchase inventory, to acquire new equipment, for repayment of long-term debt, and by increases in prepaid assets and trade accounts receivable.

   The Company has had two series of convertible subordinated debentures outstanding during the past four years, Series B Convertible Subordinated Debentures (the "Series B Debentures") and Series C Convertible Subordinated Debentures (the "Series C Debentures") (collectively the "Debentures"). At January 31, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures had a maturity date of May 15, 2003. On May 15, 2003, all holders of the Debentures elected to convert their respective holdings into common stock of the Company. The Series B Debentures were converted at a rate of one share for each $0.20 of principal, or 850,000 shares, and the Series C Debentures were converted at a rate of one share for each $0.16 of principal, or 312,500 shares. A total of 1,162,500 were issued pursuant to the conversion of the Debentures. As of July 31, 2003, all of the Debentures have been converted into common stock of the Company, and the outstanding balance of the debentures is zero.

   The Company's backlog of undelivered contracts at July 31, 2003 and July 31, 2002 was approximately $18,363,000 and $17,691,000, respectively, and the backlog of undelivered customer contracts at January 31, 2003 was approximately $20,100,000. A contract is considered to be part of the Company's backlog when the contract is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience over the past three years that an average of approximately 44% of its backlog at the conclusion of its fiscal year will result in shipment in the following fiscal year. 84% of the shipments that occurred in the six months ended July 31, 2003 were contained in the Company's backlog at its fiscal year end date of January 31, 2003. In the comparable six-month period of the previous year, 84% of the shipments were contained in the Company's backlog at January 31, 2002. The net decrease in the backlog of undelivered contracts from January 31, 2003 resulted from shipments and cancellations that were in excess of new contract signings.

   Each year the Company experiences contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the population of reasons given by the Company's customers. The Company's history over the past three years reveals that an average of approximately 24% of the customer contracts contained in the backlog at the beginning of the fiscal year cancelled in the subsequent fiscal year. Contract cancellations in the first six months ended July 31, 2003 and 2002 were approximately $2,896,000 and $2,819,200, respectively. For the six-month periods ended July 31, 2003 and 2002, 90% and 97% of the cancellations for the respective periods were contained in the backlog of undelivered contracts at January 31, 2003 and January 31, 2002.

   The Company realizes a certain amount of revenue for work performed on most cancelled contracts in connection with the performance of drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During the six months ended July 31, 2003 and 2002, the Company realized revenues of $80,556 and $60,117, respectively, for performance of drafting and engineering services.

ACQUISITIONS

   The Company completed the purchase of two companies, affiliated through common ownership, on August 29, 2003. As of the date of filing this quarterly report on Form 10-QSB, the Company is in the process of preparing the required filing on Form 8-K. Additionally, the Company is continuing with the process of completing its due diligence investigation and purchase contract negotiations related to the intended acquisition of another company. No closing date has yet been established for this company.

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

   The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None

Item 2.   Changes in Securities
		None

Item 3.   Defaults Upon Senior Securities
	      None

Item 4.   Submission of Matters to a Vote of Security Holders

	The Company held its Annual Meeting of Shareholders on July 9, 2003. At the Annual Meeting of Shareholders, the shareholders elected nine members of the Board of Directors to serve until the 2004 Annual Meeting of Shareholders. The following sets forth the number of votes cast for or withheld from each of the nine directors.

Name					For			Withheld

John D. Shepherd			6,922,906		1,379
Richard C. Farr			6,922,777		1,508
Samuel J. Padula			6,922,928		1,357
Steven Patlin			6,922,994		1,291
Reginald W. Ray Jr.		6,922,865		1,420
William J. Thyne			6,922,906		1,379
Leslie M. Apple			6,922,928		1,357
Jeffry J. LaPell			6,922,906		1,379
Benjamin A. Shepherd		6,922,826		1,459

	The only other item of business at the Company's Annual Meeting of Shareholders was to ratify the appointment of Urbach Kahn & Werlin LLP to serve as the Company's independent auditors for the fiscal year ended January 31, 2004. The proposal was passed by the following vote: For - 6,921,636, Against - 1,280, Abstain - 1,369.

Item 5.   Other Information
		None
Item 6.   Exhibits and Reports on Form 8-K
            a. Exhibit Index
		      31.1 Certification of Chief Executive Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		      31.2 Certification of Chief Financial Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		      32.1 Certification of Chief Executive Officer pursuant to
		   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
		   the Sarbanes-Oxley Act of 2002.
		      32.2 Certification of Chief Financial Officer pursuant to
		   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
		   the Sarbanes-Oxley Act of 2002.
            b. Reports on Form 8-K
  		    	On May 28, 2003, the Company filed a Current Report on Form
		   Form 8-K under Item 9 (Regulation FD disclosure of a proposed
		   acquisition).

			On July 1, 2003, the Company filed a Current Report On Form
		   Form 8-K under Item 5 (Other Items and Regulation FD disclosure).




					SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						September 15, 2003

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						September 15, 2003

Exhibit 31.1

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

	4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

		a) designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under our
		supervision, to ensure that material information relating to the
		registrant, including its consolidated subsidiaries, is made known
		to us by others within those entities, particularly during the
		period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

		c) disclose in this report any change in the registrant's internal
		control over financial reporting that occurred during the
		registrant's most recent fiscal quarter (the registrant's fourth
		fiscal quarter in the case of an annual report) that has materially
		affected, or is reasonably likely to materially affect, the
		registrant's internal control over financial reporting.

 	5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's
	      ability to record, process, summarize and report financial
		information; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: September 15, 2003
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer

Exhibit 31.2

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

	4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

		a) designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under our
		supervision, to ensure that material information relating to the
		registrant, including its consolidated subsidiaries, is made known
		to us by others within those entities, particularly during the
		period in which this quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

		c) disclose in this report any change in the registrant's internal
		control over financial reporting that occurred during the
		registrant's most recent fiscal quarter (the registrant's fourth
		fiscal quarter in the case of an annual report) that has materially
		affected, or is reasonably likely to materially affect, the
		registrant's internal control over financial reporting.

 	5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's
	      ability to record, process, summarize and report financial
		information; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: September 15, 2003
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer

EXHIBIT 32.1

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: September 15, 2003		/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Thyne, Chief Financial Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: September 15, 2003		/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]