Form 10QSB
period 2003-10-31
LINCOLN LOGS LTD
filed 2003-12-15
CIK 717422

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 			For the quarterly period ended October 31, 2003

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

		  	 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                          Outstanding at December 12, 2003
  Common Stock, $0.01 par value                    9,234,299

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             October 31, 2003 and January 31, 2003                   3 - 4

	     	Consolidated statements of operations for the
             nine months ended October 31, 2003 and 2002             5

	     	Consolidated statements of operations for the
             three months ended October 31, 2003 and 2002            6

		Consolidated statements of changes in stockholders'
             equity for the nine months ended October 31, 2003
             and the twelve months ended January 31, 2003            7

     		Consolidated statements of cash flows for the
             nine months ended October 31, 2003 and 2002	         8

            Notes to consolidated financial statements               9 - 14


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               15 - 21

	ITEM  3.   CONTROLS AND PROCEDURES					   21


PART II.  OTHER INFORMATION                                          22


SIGNATURES                                                           23




                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 2003 AND JANUARY 31, 2003

                                   ASSETS
                                               October 31,       January 31,
                                                 2 0 0 3          2 0 0 3
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $1,077,538       $1,885,931
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      248,050          207,692
  Inventories (raw materials)			      2,022,117        1,277,804
	Work in process					  257,543		 228,076
  Prepaid expenses and other current assets       564,649          416,404
  Prepaid income taxes                             64,207              ---
  Mortgage and note receivable                      2,592            2,592
  Due from related parties                         43,427           10,141
                                               ----------       ----------
     Total current assets                       4,280,123        4,028,640
                                              ------------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                            888,506          835,241
  Buildings and improvements                    3,017,245        2,479,801
  Machinery and equipment                       2,469,176          881,674
  Furniture and fixtures                        2,201,705        1,683,446
  Transportation equipment                        617,764          262,216
                                               -----------       ---------
                                                9,194,396        6,142,378
  Less: accumulated depreciation               (4,497,629)      (3,667,143)
                                               ----------        ---------
     Total property, plant and
       equipment - net                          4,696,767        2,475,235
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              60,450           63,304
  Assets held for resale                            6,466           11,802
  Deposits and other assets                        64,007           58,894
  Goodwill							  731,809		     ---
  Other intangible assets, net of accumulated
    amortization of $86,627 at October 31, 2003
    and $78,174 at January 31, 2003               302,515            4,159
                                                ---------        ---------
     Total other assets                         1,165,247          138,159
                                                ---------        ---------
TOTAL ASSETS                                  $10,142,137       $6,642,034
                                              ===========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                      OCTOBER 31, 2003 AND JANUARY 31, 2003

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 October 31,     January 31,
                                                   2 0 0 3        2 0 0 3
                                                 (Unaudited)     (Audited)
                                                 ----------     -----------
CURRENT LIABILITIES:
  Current installments of long-term debt:
    Related parties					$   57,566	    $   210,000
    Other							   205,740		  121,678
  Bank loans, current					    39,460		      ---
  Trade accounts payable                         1,398,699          347,520
  Accrued payroll, related taxes and
    withholdings                                   197,630          129,607
  Accrued income taxes                             140,157           23,100
  Due to related parties				    34,651			---
  Accrued expenses                                 686,902          662,906
  Customer deposits                              2,575,448        2,817,188
                                                ----------       ----------
     Total current liabilities                   5,336,253        4,311,999

LONG-TERM DEBT, net of current installments:
  Notes payable, related parties			   167,130			---
  Bank debt, long-term					 1,190,537			---
  Mortgage and notes payable                       571,216          159,375
  Other                                             47,934           64,362
                                                ----------       ----------
    Total liabilities                            7,313,070        4,535,736
                                                ----------       ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    authorized 1,000,000 shares; issued
    and outstanding - 0 - shares	                   ---              ---
  Common stock, $ .01 par value; authorized
    10,000,000 shares; issued 9,234,299 shares
    at October 31, 2003 and 7,759,299 at January
    31, 2003						     92,443          77,593
  Additional paid-in capital                      6,022,092       5,681,554
  Accumulated deficit                            (2,458,584)     (2,768,414)
  Accumulated other comprehensive income:
    Foreign currency translation adjustment	     57,551			---
                                                -----------      ----------
                                                  3,713,502       2,990,733
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   2,829,067       2,106,298
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $10,142,137      $6,642,034
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                  (UNAUDITED)
                                                  Nine Months Ended
                                                      October 31,
                                                ----------------------
                                                 2 0 0 3       2 0 0 2
                                                ---------     ---------
NET SALES                                     $11,723,296   $10,818,914

COST OF SALES                                   6,680,135     5,645,083
                                               ----------    ----------
GROSS PROFIT                                    5,043,161     5,173,831
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                   1,312,836     1,320,062
  Selling, general and administrative           3,352,034     2,774,540
                                               ----------    ----------
   Total operating expenses                     4,664,870     4,094,602
                                               ----------    ----------
INCOME FROM OPERATIONS                            378,291     1,079,229
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                  12,826        12,197
  Interest expense                             (   25,366)   (   44,603)
  Other                                           107,928        65,537
                                               ----------    ----------
   Total other income (expense) - net              95,388        33,131
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                        473,679     1,112,360

INCOME TAXES	                                163,849        15,000
                                               ----------    ----------
NET INCOME                                    $   309,830   $ 1,097,360
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share   			    $       .04   $       .15
                                               ==========    ==========

  Diluted earnings per share			    $       .04	$       .13
							     ==========	 ==========


See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                  (UNAUDITED)
                                                  Three Months Ended
                                                      October 31,
                                                ----------------------
                                                 2 0 0 3       2 0 0 2
                                                ---------     ---------
NET SALES                                     $ 5,281,849   $ 5,555,171

COST OF SALES                                   3,143,840     2,742,432
                                               ----------    ----------
GROSS PROFIT                                    2,138,009     2,812,739
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     568,169       748,172
  Selling, general and administrative           1,167,039       997,660
                                               ----------    ----------
   Total operating expenses                     1,735,208     1,745,832
                                               ----------    ----------
INCOME FROM OPERATIONS                            402,801     1,066,907
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   3,592         3,659
  Interest expense                             (    6,639)   (   12,975)
  Other                                             6,104        25,551
                                               ----------    ----------
   Total other income (expense) - net               3,057        16,235
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                        405,858     1,083,142

INCOME TAXES	                                143,849        15,000
                                               ----------    ----------
NET INCOME                                    $   262,009   $ 1,068,142
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share 		          $       .03   $       .15
                                               ==========    ==========

  Diluted earnings per share			    $       .03	$       .13
							     ==========	 ==========


See accompanying notes to consolidated financial statements.


             				 -  6  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2003

													     Accum-
													     ulated						Other
                                                                                   Other                        		Comp-
                                    Number       Par      Additional               Compre-                  Total		rehen-
                                      of        value       paid-in  (Accumulated  hensive    Treasury   stockholders'  sive
                                    shares      amount      capital     deficit)   Income      stock        equity	Income
                                  ----------  ----------  ----------  -----------  --------  ----------  ------------  --------
Balance at January 31, 2002        7,759,299   $  77,593  $5,681,554  $(3,968,567)      ---  $( 884,435) $    906,145       ---

Net income - 2003                        ---         ---         ---    1,200,153       ---         ---     1,200,153	    ---
                                  ----------  ----------  ----------  -----------  --------  ----------  ------------  --------
Balance at January 31, 2003        7,759,299   $  77,593  $5,681,554  $(2,768,414)      ---  $( 884,435) $  2,106,298	    ---

Debt converted to common stock     1,162,500	  11,625     208,375 		---	    ---	    ---	  220,000	    ---

Common stock issued upon
  exercise of stock options	        35,000	     350       5,663		---	    ---	    ---	    6,013       ---

Common stock issued upon purchase
  of True-Craft Log Structures
  Ltd. and Hart and Son
  Industries Ltd.	     			 287,500	   2,875	 126,500		---	    ---	    ---	  129,375       ---

Foreign currency translation
  adjustment				     ---	     ---	     ---	      ---	 57,551	    ---	   57,551    57,551

Net income - 9 months
    ended October 31, 2003               ---         ---         ---      309,830       ---         ---       309,830   309,830
                                  ----------  ----------  ----------  -----------  --------  ----------  ------------  --------
Balance at October 31, 2003        9,244,299   $  92,443  $6,022,092  $(2,458,584) $ 57,551  $( 884,435) $  2,829,067  $367,381
                                  ==========  ==========  ==========  ===========  ========  ==========  ============  ========

See accompanying notes to consolidated financial statements.


                                  	 -  7  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                (UNAUDITED)
                                                      Nine Months Ended
                                                        October 31,
                                                ----------------------------
                                                  2 0 0 3          2 0 0 2
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net income  	                              $   309,830      $ 1,097,360
  Adjustments to reconcile net income
   to net cash (used) provided by
   operating activities:
     Depreciation and amortization                  214,896          125,551
     (Gain) on sale of assets held for resale    (    4,664)       (   7,740)
     Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable   (   40,358)       ( 610,489)
       (Increase) in inventories                 (  773,780)       ( 329,379)
       (Increase) decrease in prepaid expenses
         and other current assets                (  148,245)          51,361
	 (Increase) in prepaid income taxes        (   64,207)             ---
       (Increase) in deposits and
         other assets                            (    4,768)       (  12,312)
       Increase in trade accounts payable         1,051,179          268,946
       (Decrease) in customer deposits 		 (  241,740)       (  63,626)
        Increase in accrued expenses
         and other current liabilities  		     75,591          498,695
	  Increase in due to related parties	     34,651 	 	 ---
       (Increase) in due from related parties	 (   33,286)	 (  19,433)
       (Decrease) increase in accrued
	   income taxes					    117,057           10,610
                                                 ----------       ----------
Net cash provided by operating activities           492,156        1,009,544
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Payments on mortgage receivable                    2,854            2,123
   Acquisition of businesses				 (1,100,840)		 ---
   Proceeds on assets held for resale		     10,000
   Additions to property, plant
       and equipment                             (  619,596)       ( 196,986)
                                                 ----------       ----------
   Net cash (used) by investing activities       (1,707,582)       ( 194,863)
                                                 ----------       ----------
FINANCING ACTIVITIES:

  Proceeds from the issuance of long-term debt	  1,768,036			 ---
  Capital received on incentive options		      6,013			 ---
  Repayments of long-term debt                   (1,424,567)       (  75,000)
                                                 ----------       ----------
   Net cash (used) by financing
     activities                                     349,482        (  75,000)
                                                 ----------       ----------
Effect of foreign currency on cash			     57,551			 ---
								 ----------		----------
Net increase (decrease) in cash and cash
     equivalents      					 (  808,393)         739,681

Cash and cash equivalents at
   beginning of period                            1,885,931          502,397
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $1,077,538       $1,242,078
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          OCTOBER 31, 2003 AND 2002

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month and three-month periods ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003.


(2)  ACQUISITION

   On August 29, 2003, the Company, through its wholly owned Canadian subsidiary Lincoln Logs Canada Ltd., acquired both True-Craft Log Structures Ltd. and
Hart & Son Industries Ltd., two affiliated companies with common ownership, in Maple Ridge, British Columbia, Canada (collectively known as "Lincoln Canada"). Similar to the Company, these companies manufacture log home component kits and related accessories. The transaction was accounted for using the purchase method of accounting. The combined purchase had an aggregate consideration of approximately $1,980,000, including transaction costs, and consisted of approximately $890,000 in cash paid from the Company's existing cash balances, $960,000 in subordinated notes payable and the issuance of restricted shares of the Company's common stock with a fair market value of $130,000. The purchase was allocated to fixed assets acquired of approximately $1,200,000 and to identifiable intangible assets of approximately $260,000. The amount allocated to fixed assets was based on an independent appraisal of those assets; the amount allocated to identifiable intangible assets was based on preliminary assessments of estimated usefulness, which valuation is subject to a final valuation assessment from an independent valuation consultant.

   Set forth below is the un-audited pro-forma combined results of operations of the Company and Lincoln Canada for the year ended January 31, 2003 as if the acquisition had been completed at the beginning of the year presented.  Due to the poor condition of the acquired business' historical financial information, it was not practicable to bring the acquired business' statements of operations to within 93 days of the Company's fiscal year end, as prescribed by Article 11 of Registration S-X.  For purposes of consolidating the un-audited statement of operations of the Company and the acquired businesses for the year ended January
31, 2003, the un-audited statements of operations of the acquired businesses for their year ended June 30, 2003 have been used to approximate the results of their operations as of January 31, 2003.  The pro forma combined information set forth below is not necessarily indicative of future results of the operations or results of operations that would have been reported for the period indicated had the acquisition of Lincoln Canada been combined as of February 1, 2002 (amounts
in thousands, except earnings per share data).
								    Pro Forma Year
								ended January 31, 2003
								----------------------
	Net revenues						$ 16,394

	Net income							$    979

	Earnings per share - basic				$   0.13

	Earnings per share - diluted				$   0.11


   On October 7, 2003, the Company, through its sole membership limited liability company AFI Acquisition Company LLC, purchased the assets of Adirondack Forest Industries, Inc. ("AFI"). The acquired assets were used by AFI in the production of dimensional lumber, timbers, and other wood products from soft and hard wood species of trees. The purchase had an aggregate consideration of approximately $950,000, including transaction costs, and consisted of the assumption of debt of approximately $865,000, cash of approximately $70,000 from the Company's existing cash balances and approximately $15,000 of accrued liability. Approximately all of the consideration paid was allocated to the assets acquired.

(3)  EARNINGS PER SHARE

   Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings per share was 8,059,867 and 7,255,059 for the nine-month periods ended October 31, 2003 and 2002, respectively, and 8,651,146 and 7,255,059 for the three-month periods ended October 31, 2003 and 2002, respectively.

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

   The numerator in the calculation of diluted earnings per share for the nine-month periods ended October 31, 2003 and 2002 was determined as follows:

										2003		2002

Net income used to calculate basic earnings per share	  $ 309,830	  $1,097,360
Add back interest expense related to convertible
   debentures								7,408		19,133
									   --------	   ---------
Numerator for calculation of diluted earnings per share $ 317,238	  $1,116,493
									   ========	   =========

   The denominator in the calculation of diluted earnings per share for the nine-month periods ended October 31, 2003 and 2002 was determined as follows:

										2003		2002
Weighted average outstanding shares used to calculate
   basic earnings per share					  8,059,867   7,255,059
Add shares issuable assuming conversion of
   convertible debentures					    442,858	  1,162,500
Add shares issuable assuming exercise of
   outstanding stock purchase warrants				  -0-		  -0-
Add shares issuable assuming exercise of
   outstanding stock options					    192,644	     70,334
									  ---------	  ---------
Denominator for calculation of diluted earnings
   per share							  8,695,389	  8,487,893
									  =========   =========

Basic earnings per share					  $    0.04   $    0.15
									      =====		=====
Diluted earnings per share					  $	 0.04   $    0.13
										=====		=====

There were 812,500 stock purchase warrants outstanding at October 31, 2002 that were not included in the computation of diluted earnings per share for that nine-month period as their effect was anti-dilutive. All stock purchase warrants expired on January 31, 2003 without any warrants being exercised.

   The numerator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2003 and 2003 was determined as follows:

									       2003	       2002

Net income used to calculate basic earnings per share	  $  262,009  $1,068,142
Add back interest expense related to convertible
   debentures								   -0-	 6,350
									   ---------   ---------
Numerator for calculation of diluted earnings per share $  262,009  $1,074,492
									   =========   =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2003 and 2002 was determined as follows:

										 2003		 2002
Weighted average outstanding shares used to calculate
   basic earnings per share					   8,651,146   7,255,059
Add shares issuable assuming conversion of
   convertible debentures					         -0-   1,162,500

Add shares issuable assuming exercise of
   outstanding stock purchase warrants				   -0-	   -0-
Add shares issuable assuming exercise of
   outstanding stock options					     208,904	89,388
									   ---------   ---------
Denominator for calculation of diluted earnings
   per share							   8,860,050   8,506,947
									   =========   =========

Basic earnings per share					   $    0.03   $    0.15
									       =====	 =====
Diluted earnings per share					   $    0.03   $    0.13
										 =====	 =====


There were 812,500 stock purchase warrants outstanding at October 31, 2002 that were not included in the computation of diluted earnings per share for that three-month period as their effect was anti-dilutive. All stock purchase warrants expired on January 31, 2003 without any warrants being exercised. No shares were included in the three-month period ended October 31, 2003 assuming conversion of convertible debentures as all holders of convertible debentures elected to convert their holdings to common stock on May 15, 2003, the maturity date of the debentures.


(4)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. For the nine-month period and three-month period ended October 31, 2003, a provision for income taxes was provided in the amounts of $163,849 and $143,849, respectively. An income tax expense was accrued in the nine-month and three-month periods ended October 31, 2002 of $15,000.


(5)  INDEBTEDNESS

   On October 7, 2003, the Company entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA totaling $3,650,000. The facility consists of a 10-year term loan in the amount of $1,735,000, the first year interest only, then principal and interest payments made monthly with a balloon payment of the principal at the end of the tenth year; a 5-year term loan in the amount of $1,065,000 with principal and interest paid monthly; a 4-year term loan in the amount of $100,000 with principal and interest paid monthly; and a $750,000 revolving line of credit that is renewable annually. The interest rate on all of the aforementioned loans is the prime lending rate as listed in the Wall Street Journal, which is currently 4%. The Company has collateralized the term loans with all of the Company's real property, machinery, equipment and fixtures. The revolving line of credit is collateralized by the Company's inventory and accounts receivable. At October 31, 2003, the Company has drawn a total of $1,140,000 against the credit facility.

   The Company had two series of subordinated convertible debentures outstanding during the past four years, Series B Convertible Subordinated Debentures and

Series C Convertible Subordinated Debentures (collectively the "Debentures"). At January 31, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures had a maturity date of May 15,2003. On May 15, 2003, all holders of the Debentures elected to convert their respective holdings into common stock of the Company. The Debentures were converted into 1,162,500 shares of common stock. At October 31, 2003, the outstanding balance of the Debentures was zero.

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


(6)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the nine months and three months ended October 31, 2002 have been reclassified to conform with the presentation for the nine months and three months ended October 31, 2003. None of the reclassifications had the effect of changing the net income as previously reported.


(7)  STOCK OPTIONS

   During the nine-month period ended October 31, 2003, stock options were exercised by various holders and a stock option grant was made. Stock options activity for the nine-month period ended October 31, 2003 and the fiscal year ended January 31, 2003 is summarized as follows:

										Weighted Average
					Number of shares		   Option Price Per Share
				   Qualified Non-Qualified	  Qualified Non-Qualified
Balance at January 31, 2002  130,500     182,000		$ .16		$ .19
Granted during year		   ---	   ---		  ---		  ---
Cancelled during year	    ( 12,000)        ---		  .16		  ---
Exercised during year		   ---	   ---		  ---		  ---
				    --------    --------		-----		-----
Balance at January 31, 2003  118,500     182,000		$ .16		$ .19
Granted during year		50,000	   ---		  .50		  ---
Cancelled during year		   ---	   ---		  ---		  ---
Exercised during year	    ( 35,000)	   ---		( .18)	  ---
				    --------    --------		-----		-----
Balance at October 31, 2003  133,500     182,000		$ .29		$ .19
				    ========    ========		=====		=====

All outstanding stock options are exercisable as of October 31, 2003. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the

Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of October 31, 2003 is 4.5 years.


(8)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 2003, cash was paid in the amounts of $24,322 for interest and $75,280 for income taxes. During the nine months ended October 31, 2002, cash was paid in the amounts of $39,800 for interest and $4,403 for income taxes.

Non-cash investing and financing activities:

   In connection with its acquisition of True-Craft Log Structures Ltd. and Hart & Son Industries Ltd. on August 29, 2003, the Company issued notes to the sellers of those entities in the aggregate amount of approximately $959,300, and issued 287,500 shares of restricted stock with a fair market value of approximately $129,400.

   In connection with its purchase of the assets of Adirondack Forest Industries, Inc. on October 7, 2003, the Company assumed debt related to the assets purchases of approximately $865,600.

   On May 15, 2003, all holders of Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively called the "Debentures") elected to convert their respective holdings into common stock of the Company. At May 15, 2003, the total amount of the Debentures outstanding equaled $220,000. The Debentures were converted into 1,162,500 shares of common stock. At October 31, 2003, the outstanding balance of the Debentures was zero.

   During the nine months ended October 31, 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

   During the nine months ended October 31, 2002 the Company recorded an increase in transportation equipment of $15,704 and a related increase in long-term debt in the amount of $11,080, which represented the financed portion of the purchase.

(9)  SUBSEQUENT EVENT

   On November 17, 2003, the Company completed its purchase acquisition of a company in Rigby, Idaho. Similar to the Company, this company markets and sells log home component kits and related accessories. The sources of the acquisition price of $1,663,500 were as follows: Cash of $491,500; Issuance of Debt of $832,000; assumption of debt of $100,000; and issuance of 300,000 shares of restricted common stock of the Company.

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended October 31, 2003 vs. October 31, 2002:

   Net sales were $11,723,296 for the nine months ended October 31, 2003 as compared to $10,818,914 in the same period in 2002, an increase of $904,382, or 8%. Comparing the net sales for the nine months ended October 31, 2003 with the same nine-month period in the previous year, there was an 11% increase in the number of units shipped, and the average sales value per unit shipped decreased by 3%. The increase in units shipped was attributable in part to the 14% increase in the number of customer contracts in the backlog of undelivered contracts at the beginning of the nine-month period ended October 31, 2003, as compared to the beginning of the same period of the previous year. Additional factors that led to the increase in units shipped include the inclusion of homes shipped by the Company's newly acquired subsidiary, and continued strong demand in the housing sectors. The Company believes that the current residential mortgage interest rate environment has also been a contributing factor to the increase of units shipped during the nine months ended October 31, 2003. The decrease in the average sales value per unit shipped for the nine months ended October 31, 2003 is attributable to shipment of slightly smaller homes than those shipped in the comparable period of the previous year.

   Gross profit, as a percentage of net sales, was 43% in the nine-month period ended October 31, 2003, as compared to 48% for the nine-month period ended October 31, 2002. Gross profit amounted to $5,043,161 and $5,173,831 for the nine-month periods ended October 31, 2003 and October 31, 2002, respectively. The total cost of materials increased by 1.5%, as compared with the same period for the previous year. The Company continued to experience increases in commodity lumber prices during the nine months ended October 31, 2003, in some cases reaching historically high levels, during the summer building season.
Some prices increased in a pattern that resembles historical pricing trends with price increases during the high demand months of the building season. In contrast, the Company did not experience comparable price increases in the previous year. Labor costs increased 1% principally reflecting increased employment and wage and benefit cost increases. Manufacturing overhead increased by 2.5%, which was attributable to increased cost of design and engineering, increases in costs of operations and increased costs related to delivery. All of the cost increases experienced by the Company in the areas of labor and manufacturing overhead during the nine months ended October 31, 2003, when compared against the same period of the previous year, are related to the increased volume of shipments.

   Total operating expenses for the nine-month period ended October 31, 2003 were $4,664,870, an amount equal to 40% of net sales for such period. The preceding amount represents an increase of $570,268 from the amount of $4,094,602 for the same nine-month period of the previous year. The total operating expenses for the nine-month period ended October 31, 2002 constituted 38% of net sales for such period. The overall increase in total operating expenses for the nine months ended October 31, 2003, as compared to the nine months ended July 31, 2002 was 14%. Sales commissions were $1,312,836 for the nine months ended October 31, 2003 and $1,320,062 for the nine months ended October 31, 2002. Commissions were 11% and 12% of net sales in the nine months ended October 31, 2003 and 2002, respectively. Selling, general and administrative expenses were $3,352,034 for the nine months ended October 31, 2003 compared with $2,774,540 in the same period of the previous year, an increase of $577,494, or 21%. Selling, general and administrative expenses were 29% and 26% of net sales at October 31, 2003 and 2002, respectively.

   Although net sales increased by 8% in the first nine months ended October 31, 2003 total sales commissions decreased by .5% during the same period. During the nine-month period ended October 31, 2003, 31% of the shipments were sold by the Company's employee sales persons as compared with 26% of the shipments made during the nine-month period ended October 31, 2002. Because the Company compensates its employee sales persons at a lower commission rate than its independent dealer representatives, total commissions expense will fluctuate depending upon the total composition of home sales by employee sales persons and independent dealer representatives. In this instance, the increase in the number of homes sold by the Company's independent dealers resulted in increased commissions expense.

   Several specific items contributed to the bulk of the increase in selling, general, and administrative expenses during the nine-month period ended October 31, 2003 as measured against the nine-month period ended October 31, 2002. The principal items include increased expenses attributable to an expanded and more comprehensive annual sales convention, additional expenses relating to an increase in Company staff particularly in the area of sales support, added expenses attributable to an increase in achievement awards for management, and an additional expenses relating to an increase in the number of national trade show exhibitions that the Company representatives attended. Many other expenses had modest increases as the Company prepares itself to support the higher sales level anticipated for the remainder of the fiscal year and the next fiscal year.


Three months ended October 31, 2003 vs. October 31, 2002:

   Net sales were $5,281,849 for the three months ended October 31, 2003 as compared to $5,555,171 in the same period in 2002, a decrease of $273,322, or 5%. Comparing the three months ended October 31, 2003 with the same three-month period of the previous year, there was a 10% increase in the number of units shipped, and the average sales value per unit shipped decreased 15%. The increase in units shipped was due in part to a backlog of undelivered contracts at the beginning of the quarter ended October 31, 2003 that was 15% larger than the comparable backlog of undelivered contracts at the beginning of the third quarter of the previous fiscal year. Other factors that led to an increase in units shipped include the inclusion of homes shipped by the Company's newly acquired subsidiary, and the continued strong demand in the housing sector of the economy. The Company believes that the current residential interest rate environment has also had a favorable effect on the Company's selling activity. The decrease in the average sales value per unit shipped during the quarter is attributable to shipment of slightly smaller homes than those shipped in the comparable quarter of the previous year. The decrease in average sales value per unit shipped is exaggerated, in part, because of the shipment of one extraordinarily large home shipped during the quarter ended October 31, 2002. Excluding the sale of that home from the previous year's sales, the average sales value per unit shipped during the third quarter ended October 31, 2003 decreased 10% when compared to the comparable third quarter of the previous year. During the quarter ended October 31, 2003, discounts offered customers related to shipped homes increased 8% when compared to the third quarter ended October 31, 2002.

   Gross profit for the three months ended October 31, 2003 amounted to $2,138,009, or 41% of net sales for such period, as compared to gross profit for the three months ended October 31, 2002 of $2,812,739, or 51% of net sales for such period. The decrease in gross profit was due to costs increases in material, labor, and manufacturing overhead. The total cost of materials increased by 4% as compared with the same period for the previous year.
The Company continued to experience increases in commodity lumber prices during the three months ended October 31, 2003, in some cases reaching historically high levels, during the summer building season. Some prices increased in a pattern that resembles historical pricing trends with price increases during the high demand months of the building season. In contrast, the Company did not experience comparable price increases in the previous year. Labor costs increased 2% principally reflecting increased employment and wage and benefit cost increases. Manufacturing overhead increased by 4%. This increase is attributable to increased cost of design and engineering, increases in costs of operations and increased costs related to delivery. All of the cost increases experienced by the Company in the areas of labor and manufacturing overhead during the three months ended October 31, 2003, when compared against the same period for the previous year, are related to the increased volume of shipments.

   Total operating expenses of $1,735,208 for the three-month period ended October 31, 2003 decreased $10,624, or .5%, from the amount for the three-month period ended October 31, 2002 of $1,745,832. Total operating expenses were 33% and 31%, respectively, of net sales for the three-month periods presented.
Sales commissions were $568,169 for the three months ended October 31, 2003 and $748,172 for the three months ended October 31, 2002. Commissions were 11% of net sales for the three months ended October 31, 2003, a decrease of 3% from the same period for the prior year when commissions were 14% of net sales. Selling, general and administrative expenses were $1,167,039 for the three months ended October 31, 2003 compared with $997,660 in the same period of the previous year, an increase of $169,379, or 20%. Selling, general and administrative expenses were 22% and 18% of net sales for the third quarters ended October 31, 2003 and 2002, respectively. The increase in selling, general and administrative expenses was primarily due to increased personnel costs and increased spending on the number of national trade shows attended by Company representatives.

 LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency at both October 31, 2003 and October 31, 2002 of $1,056,130 and $347,985, respectively. For the nine months ended October 31, 2003, working capital decreased $708,145, as compared to an increase of $710,253 in the same period in 2002. As of the Company's fiscal year end at January 31, 2003, current liabilities exceeded current assets by $283,359. At October 31, 2003 the Company's backlog of undelivered contracts was approximately $19,825,000.

   For the nine months ended October 31, 2003, the Company's operations provided cash in the amount of $492,156 while the Company's operations for the nine months ended October 31, 2002 provided funds of $1,009,544. Overall, the Company experienced a net decrease in its cash position of $808,393 for the nine-month period ended October 31, 2003, and a net increase in its cash position of $739,681 for the nine-month periods ended October 31, 2002. In the nine-month period ended October 31, 2003, cash was primarily provided from net income and by an increase in accounts payable. During the same period, cash decreased principally through the use of funds to increase accounts receivable, to purchase inventory, to pay for pre-acquisition costs, to acquire businesses, to acquire new equipment, for repayments of long-term debt, and from a decrease in customer deposits. In the nine-month period ended October 31, 2002, cash was provided principally from net income, and increases in accounts payable and accrued expenses. Cash was primarily used to purchase inventory, to acquire new equipment, for repayment of long-term debt, and by increases in trade accounts receivable.

   On October 7, 2003, the Company entered into a multi-faceted credit arrangement with First Pioneer Farm Credit, ACA totaling $3,650,000. The facility consists of a 10-year term loan in the amount of $1,735,000, a 5-year term loan in the amount of $1,065,000, a 4-year term loan in the amount of $100,000, and a $750,000 revolving line of credit that is renewable annually. The interest rate on all of the aforementioned loans is the prime lending rate as listed in the Wall Street Journal, which is currently 4%. The Company has collateralized the term loans with all of the Company's real property, machinery, equipment and fixtures. The revolving line of credit is collateralized by the Company's inventory and accounts receivable. At October 31, 2003, the Company has drawn a total of $1,140,000 against the credit facility.

   The Company had two series of convertible subordinated debentures outstanding during the past four years, Series B Convertible Subordinated Debentures (the "Series B Debentures") and Series C Convertible Subordinated Debentures (the "Series C Debentures") (collectively the "Debentures"). At January 31, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures had a maturity date of May 15, 2003. On May 15, 2003, all holders of the Debentures elected to convert their respective holdings into common stock of the Company.

The Series B Debentures were converted at a rate of one share for each $0.20 of principal, or 850,000 shares, and the Series C Debentures were converted at a rate of one share for each $0.16 of principal, or 312,500 shares. A total of 1,162,500 were issued pursuant to the conversion of the Debentures. As of October 31, 2003, all of the Debentures have been converted into common stock of the Company, and the outstanding balance of the debentures is zero.

   The Company's backlog of undelivered contracts at October 31, 2003 and October 31, 2002 was approximately $19,825,000 and $15,000,000, respectively. The Company's backlog of undelivered customer contracts at January 31, 2003 was approximately $20,100,000. A contract is considered to be part of the Company's backlog when the contract is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience over the past three years that an average of approximately 44% of its backlog at the conclusion of its fiscal year will result in shipment in the following fiscal year. Seventy six percent of the shipments that occurred in the nine months ended October 31, 2003 were contained in the Company's backlog at its fiscal year end date of January 31, 2003. In the comparable nine-month period of the previous year, 65% of the shipments were contained in the Company's backlog at its fiscal year end date of January 31, 2002. The net decrease in the backlog of undelivered contracts from January 31, 2003 resulted from shipments and cancellations that were in excess of new contract signings.

   Each year the Company experiences contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the population of reasons given by the Company's customers. The Company's history over the past three years reveals that an average of approximately 24% of the customer contracts contained in the backlog at the beginning of the fiscal year cancelled in the subsequent fiscal year. Contract cancellations in the first nine months ended October 31, 2003 and 2002 were approximately $3,942,000 and $3,696,500, respectively. For the nine-month periods ended October 31, 2003 and 2002, 86% and 90% of the cancellations for the respective periods were contained in the backlog of undelivered contracts at January 31, 2003 and January 31, 2002, respectively.

   The Company realizes a certain amount of revenue for work performed on most cancelled contracts in connection with the performance of drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During the nine months ended October 31, 2003 and 2002, the Company realized revenues of $115,751 and $93,645, respectively, for performance of drafting and engineering services.


ACQUISITIONS

   The Company completed the purchase of True-Craft Log Structures Ltd. and Hart & Son Industries Ltd., two companies affiliated through common ownership and located in Maple Ridge, British Columbia, Canada, on August 29, 2003. The Company filed a Current Report on Form 8-K on September 15, 2003 and filed an amendment to such Current Report on Form 8-K on November 13, 2003.

   On October 7, 2003, the Company purchased the assets of Adirondack Forest Industries Inc., which assets are used in the production of dimensional lumber, timbers and other wood products.

   The Company completed the purchase of Snake River Log Homes LLC, which is based in Rigby, Idaho, on November 17, 2003. The Company has filed a Current Report on Form 8-K with respect to the acquisition on November 20, 2003.

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

   In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities to entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the second fiscal year or interim period beginning after June 15, 2003. On October 9, 2003, the FASB deferred the consolidation requirements under FIN 46 until the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe this interpretation will have a material impact on its financial statements.

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

   There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None

Item 2.   Changes in Securities
		None

Item 3.   Defaults Upon Senior Securities
	      None

Item 4.   Submission of Matters to a Vote of Security Holders
		None

Item 5.   Other Information
		None

Item 6.   Exhibits and Reports on Form 8-K
            a. Exhibit Index
		      31.1 Certification of Chief Executive Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act
		   of 1934, as adopted pursuant to Section 302 of the Sarbanes-
		   Oxley Act of 2002.
		      31.2 Certification of Chief Financial Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act
		   of 1934, as adopted pursuant to Section 302 of the Sarbanes-
		   Oxley Act of 2002.
		      32.1 Certification of Chief Executive Officer pursuant to
		   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
		   the Sarbanes-Oxley Act of 2002.
		      32.2 Certification of Chief Financial Officer pursuant to
		   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
		   the Sarbanes-Oxley Act of 2002.
            b. Reports on Form 8-K
			On September 9, 2003, the Company filed a Current Report on
		   Form 8-K under Item 5 (Other Events and Regulation FD
		   Disclosures)
  		    	On September 15, 2003, the Company filed a Current Report on
		   Form 8-K under Item 2 (Acquisition or Disposition of Assets)
			On October 10, 2003, the Company filed a Current Report on
		   Form 8-K under Item 5 (Other Events and Regulation FD
		   Disclosures) and Item 7 (Financial Statements and Exhibits)

					SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						LINCOLN LOGS LTD.


						/ s /  John D. Shepherd
						John D. Shepherd
						Chairman of the Board, President and
						Chief Executive Officer

						December 15, 2003

						/ s /  William J. Thyne
						William J. Thyne
						Vice President, Treasurer, Secretary,
                                    and Chief Financial Officer

						December 15, 2003

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


Date: December 15, 2003
						/ s /  John D. Shepherd
						Name:  John D. Shepherd
						Title: Chairman of the Board, President
						and Chief Executive Officer

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



Date: December 15, 2003
						/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer

EXHIBIT 32.1

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: December 15, 2003			/ s /  John D. Shepherd
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

EXHIBIT 32.2

				    CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
		 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the quarterly report of Lincoln Logs, Ltd. ("the Company") on Form 10-QSB for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
J. Thyne, Chief Financial Officer of the Company, certify that, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 15, 2003			/ s /  William J. Thyne
						Name:  William J. Thyne
						Title: Vice President, Treasurer,
						Secretary, and Chief Financial Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]