Form 10KSB
period 2004-01-31
LINCOLN LOGS LTD
filed 2004-04-30
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004                 Commission File
                                                           Number 0-12172

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2004 were were $15,795,309.

    The aggregate market value of common stock held by non-affiliates of the registrant as of April 27, 2004 was approximately $978,500. The number of shares of Common Stock of the registrant outstanding on April 27, 2004 was 9,040,059.

                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Lincoln Logs Ltd. (herein the "Company") is primarily engaged in the business of designing, manufacturing and marketing a broad line of log and panelized homes to be erected by custom builders and "do-it-yourself" buyers. The Company planes cants (logs milled on four sides) at its own manufacturing facilities in Chestertown, New York and Maple Ridge, British Columbia and delivers to its customers by truck trailer a weather-tight log home or panelized shell package which includes logs or pre-engineered structural wall panels, prefabricated roof trusses, oriented strand board, dimensional lumber, windows, doors, roof shingles, nails, caulking, between-log sealant, blueprints and a construction guide. While the Company historically has not provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other amenities), our newly acquired subsidiary, Snake River Log Homes LLC, does provide this service from time to time. The Company also provides its customers with services related to the sale of its housing packages, such as the preparation of customized blueprints and ongoing customer service through its organization of independent representatives located throughout the United States.

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panelized homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panelized homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); Snake River Log Homes, LLC, a sole-member limited liability company organized under the laws of the State of Idaho whose principal activity is the marketing and sale of log homes constructed of rustic logs in the Swedish-cope style; AFI Acquisitions Company, LLC, a sole-member limited liability company organized under the laws of New York whose principal activity is the manufacture of dimensional wood products for consumption by Lincoln Logs Ltd.; Lincoln Logs Canada Ltd., a holding company incorporated under the laws of British Columbia, Canada through which the Company acquired two affiliated companies with common ownership; True Craft Log Structures Ltd., a company organized under the laws of British Columbia, Canada whose principal activity is the marketing and sale of log homes; Hart and Son Industries Ltd., a company organized under the laws of British Columbia, Canada whose principal activity is the manufacture of log homes for Hart and Son Industries Ltd. and the Company; and Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln". Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.

During the fiscal year ended January 31, 2004, the Company made several acquisitions, as reported by the Company in its reports on Form 8-K. On August 29, 2003, the Company completed the acquisition of True Craft Log Structures, Ltd. and Hart and Son Industries, Ltd. On October 7, 2003, the Company, through its wholly owned subsidiary AFI Acquisition Company LLC, purchased certain assets of Adirondack Forest Industries, Inc. On November 17, 2003, the Company completed the acquisition of all of the outstanding limited liability company interests of Snake River Log Homes LLC.

PRODUCTS

The Company's products include over 125 standard models of log homes ranging in size from 560 to 4,000 square feet, and in price from approximately $24,400 to $156,800,as well as custom designed homes with prices and sizes ranging up to approximately $650,000 and 9,000 square feet, respectively. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the general housing market utilizing a pre-engineered structural wall system, which when assembled with other standard building components, facilitates the construction of non-log traditional homes, as well as log-like structures. These product lines are marketed as the Thermo-Home(R) system and the Lincoln(R)-Panel system. Sales of this product line were approximately 19% of total sales in fiscal year 2004.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and traditional homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line as a stand-alone product were approximately 1% of total sales in fiscal year 2004, which does not include those solariums that are built into and are an integral part of the design of the Company's log home products.

Fifty percent (50%) of the purchase price of the building package is usually received prior to the manufacture by the Company of any of the solid timber components or the pre-engineered structural wall panels. The complete log home shell package or panelized home package is shipped via truck trailers and delivered to a customer upon payment of the balance of the purchase price. International sales are completed with the use of letters of credit, or are conditioned upon receipt of full payment prior to shipment.

The Company markets its products in the United States through a network of approximately 69 independent sales representatives in approximately 31 states, and through four Company-owned and operated sales centers, one in northern New York, one in northern California, one in southeastern Idaho and one in northwestern Canada. All Company operated sales centers are staffed by Company employee salespersons. Each of the Company's independent sales representatives has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's independent sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for independent sales representatives pursuant to which the Company shares in the cost of advertising undertaken by qualified sales representatives.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan (averaging less than 5% in past fiscal years).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures log components from rough-sawn eastern white pine cants, western red cedar cants and western spruce cants. The cants are milled to various dimensions to produce the Company's finished product. The pine cants are purchased from several mills in the region of the Company's facilities in Chestertown, New York, Maple Ridge, B.C., Canada, and Rigby, Idaho; cedar cants are purchased from several mills in northern California, Oregon and western Canada. Finished logs of lodge pole pine for delivery to some of the Company's customers are purchased from an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the dollar value of a typical log home shell package.

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

The Company's principal competitors are: Tenessee Log Homes, Real Log Homes, Northeastern Log Homes, Kuhns Bros. and Jim Barna Log Systems. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality and range of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 2004, the Company employed 109 persons, 104 of whom are full time employees and 5 individuals that are part-time employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

PATENTS

The Company does not possess any patents covering the system utilized to erect a Lincoln Logs solid timber home or any of the components thereof. In June 2001, the Company allowed to expire two patents it had been granted related to its Thermo-Home (R) panelized wall system. The Company had not used the methods described in these patents for manufacturing structural wall panels for many years, and does not consider the patents to be critical to its operations, its product line or competitive position in the marketplace.

TRADEMARKS

The Company has registered the trademarks LINCOLN LOGS LTD.(R)(and design), THERMO LOG(R), CASHCO(R), THERMO-HOME(R), STACK 'N BUILD(R), CHECKMATE(R), LINCOLN-SEAL(R), and WEATHERBLOC(R) (and design) in the United States Patent and Trademark Office. The Company has registered the words "THE ORIGINAL LINCOLN LOGS" in several states. Canadian trademarks issued to the Company are "LINCOLN LOGS LTD." (and design), "EARLY AMERICAN LOG HOMES" (and design), "THERMO-HOME," "LINCOLN-SEAL", "STACK 'N BUILD," and "TRUE-CRAFT LOG STRUCTURES." The Company also owns the federally registered trademark "LINCOLN" in the United States. Although these trademarks are believed by the Company to have commercial value, it is the Company's opinion that the invalidation of any of these trademarks would not have a material adverse effect on the Company.

The Company is party to an agreement pursuant to which the Company agreed not to use the phrase "Lincoln Log Homes" either as a trademark or in any manner other than in a purely textual sense (e.g., "Lincoln Log" homes).

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2004 or 2003.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns several parcels of real estate located in New York and California, respectively, as follows:

     (a)  New York

     (1) An approximately 8.5 acre parcel of land on Riverside Drive, Chestertown, New York, on which are located the Company's executive offices, consisting of a 6,000 square foot log building, a 2,000 square foot log building, and the Company's production facilities, consisting of two milling machines located in a 10,200 square foot metal building, a 10,440 square foot metal-framed, open storage structure, a 4,800 square foot, log-sided pole shed, and a 14,000 square foot Thermo-Home(R) and log building containing corporate offices, storage and fabricating facilities for the Company's Thermo-Home(R) product line. The remainder of the 8.5 acre parcel is utilized by the Company for outside storage of cants, logs and building materials used in the Company's log home and panelized home packages.

     (2) An approximately 19 acre parcel of undeveloped land on Route 8, Chestertown, New York, which is utilized by the Company for storage of cants and logs.

     (3) An approximately one acre parcel of land on Pine Street, Chestertown, New York, on which is located a 7,680 square foot building which was previously used as a manufacturing facility for the Company's Thermo-Home(R) product line and is currently used for additional storage of building materials for this product line.

     (4) An approximately 1.4 acre parcel of land in Lake George, New York on which is located the Company's new Northern Regional Sales Office in a 3,050 square foot log home erected by the Company.

     (5) Approximately 15 acres of land comprised of three contiguous parcels of land on Fish House Road, Galway, New York, on which is located the Company's saw mill operation, consisting of a 13,520 square foot metal building that houses log sawing production equipment, a 1,752 square foot wood-frame office building, a 900 square foot building that contains a drying kiln, and eight additional storage buildings and drying sheds ranging in size from 667 square feet to 3,528 square feet. The remainder of the 15 acres is utilized by the Company for outside storage of logs, cants, timbers and other dimensional lumber products.

     (6) In addition, the Company owns a parcel of approximately 1 acre of undeveloped land in Northeastern New York acquired by the Company for potential future use.

     (7) An approximately one-half acre parcel of land on Riverside Drive, Chestertown, New York, on which is located a brick commercial building consisting of approximately 13,000 square feet which houses a movie theatre, retail and apartment space, that is leased, in part, to third party individuals.

     (b)  California

     (1) The Company owns an approximately one acre parcel of land in Auburn, California, on which is located the Company's Western Regional Sales Office in a 4,000 square foot western cedar Ranch style log home, and a 2,500 square foot western cedar Cape style log home planed in the Weatherbloc(R) clapboard style.

     (c)  Vermont

     (1) The Company owns a parcel of land of approximately 1.4 acres in Southwest Vermont, acquired by the Company for potential future use.

The Company considers these facilities to be in good condition and suitable for their respective purposes.

As collateral for its Revolving Credit and Loan Agreement dated October 7, 2003 the Company has granted mortgages on the parcels specified in Paragraphs (a)(1)-
(6), (b)(1) and (c)(1) of this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

Litigation commenced against the Company could materially impact our liquidity if there is an adverse outcome. Although we cannot predict the ultimate result, we are vigorously defending the following claims and have been advised that they are defensible.

On August 30, 2002, the Company, by and through one of its dealers (the "Dealer") contracted with certain home package buyers (the "Owners") to sell them a log home. Thereafter, the Owners engaged the services of another party to construct it. In accordance with both the dealer and customer contracts, the Company assumes no responsibility related to the construction of the home and requires the Dealer to defend and indemnify the Company from any and all claims brought against it relating to the construction. On July 8, 2003, the Owners commenced an action in the Supreme Court of New York, Kings County, against Lincoln Logs Ltd. and the Dealer alleging misleading representations and warranties to procure the contracts; breach of contract and intentional infliction of emotional distress and demanded damages in excess of Five Hundred Thousand ($500,000.00) Dollars. In its answer to the complaint, the Company denies the essential allegations and demanded a defense and indemnification from the Dealer and contractor. The Company's insurance carrier, The Hartford, has denied coverage on the basis that the claims fall outside the scope of the policy's coverage. The litigation is currently in the early stages of discovery.

On April 5, 2003, the Company, by and through one of its dealers (the "Dealer") contracted with certain home package buyers (the "Owners") to sell them a log home. Thereafter, the Owners engaged the services of another party to construct it. In accordance with both the dealer and customer contracts, the Company assumes no responsibility related to the construction and requires the Dealer to defend and indemnify the Company from any and all claims brought against it relating to the construction. On December 15, 2003, the Owners commenced an action in the Supreme Court of New York, Ulster County, against a construction contractor, the Dealer and Lincoln Logs Ltd. alleging that the defendants failed to construct the home in good and workmanlike manner and demanded damages in excess of Five Hundred Thousand ($500,000.00) Dollars. In its answer to the complaint, the Company denies the essential allegations and demanded a defense and indemnification from the Dealer and contractor. The Company's insurance carrier, The Hartford, has denied coverage on the basis that the claims fall outside the scope of the policy's coverage. The litigation is currently in the early stages of discovery.

The Company is defending certain claims in the ordinary course of and incidental to the Company's business. In the opinion of the Company's management, the ultimate settlement of these claims will not exceed amounts provided for in the consolidated financial statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board(R). The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 2002 through January 31, 2004. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 2002        Common Stock     .21        .21
Quarter Ended July 31, 2002         Common Stock     .33        .20
Quarter Ended October 31, 2002      Common Stock     .50        .14
Quarter Ended January 31, 2003      Common Stock     .40        .14

Quarter Ended April 30, 2003        Common Stock     .48        .27
Quarter Ended July 31, 2003         Common Stock     .80        .40
Quarter Ended October 31, 2003      Common Stock     .85        .45
Quarter Ended January 31, 2004      Common Stock    1.60        .65

     (b) The approximate number of holders of the Common Stock of the Company as of April 27, 2004 was 2,374.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2004 and 2003. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors. Further, the Company's Credit Agreement with its primary lender prohibits the Company's ability to make distributions without the lender's prior written consent.

     (d) The following table presents in tabular form a summary of securities authorized for issuance under equity compensation plans at January 31, 2004:

                   Equity Compensation Plan Information

Plan category    Number of securities  Weighted average	 Number of sec-
		     to be issued upon	   exercise price of	 urities remain-
		     exercise of out-	   outstanding options,  ing available for
		     standing options,	   warrants and rights	 future issuance
		     warrants and rights				 under equity comp-
										 ensation plans
										 (excluding sec-
										 urities reflected
										 in column (a))
			    (a)			   (b)		      (c)
Equity comp-
ensation plans		315,500			$ 0.23		   96,500
approved by
security
holders

Equity comp-
ensation plans		  None			 None			    None
not approved
by security
holders

Total				315,500			$ 0.23		   96,500



RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 29, 2003, the Company completed the acquisition of two companies affiliated through common ownership for approximately $1,895,400. In connection with this transaction and as part of the consideration paid for these entities the Company issued a total of 287,500 unregistered shares of the Company's common stock to two individual owners of the companies. On the date of the transaction, the shares conveyed to such individuals were valued at approximately $76,300. The shares issued to such individuals were issued by the Company pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as the Company believes that no public offering or sale of securities occurred in connection with the transaction.
All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

On November 17, 2003, the Company completed the acquisition of a limited liability company for approximately $1,209,800. In connection with this transaction and as part of the consideration paid for these entities the Company issued a total of 300,000 unregistered shares of the Company's Common Stock to the two individual owners of the company. On the date of the transaction, the shares conveyed to such individuals were valued at approximately $141,600. The shares issued to such individuals were issued by the Company pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as the Company believes that no public offering or sale of securities occurred in connection with the transaction. All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

On May 15, 2003, holders of the Company's Series B Convertible Subordinated Debentures (the "B Debentures") with a total face value of $170,000 elected to convert their respective holdings into unregistered shares of the Company's Common Stock. The Company issued 850,000 shares to the holders of the B Debentures pursuant to that conversion. The shares issued to the holders of the B Debentures were issued by the Company pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

On May 15, 2003, holders of the Company's Series C Convertible Subordinated Debentures (the "C Debentures") with a total face value of $50,000 elected to convert their respective holdings into unregistered shares of the Company's Common Stock. The Company issued 312,500 shares to the holders of the C Debentures pursuant to that conversion. The shares issued to the holders of the C Debentures were issued by the Company pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of Lincoln Logs Ltd. and Subsidiaries. It should be read in conjunction with the consolidated financial statements, notes and tables which are included elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Factors That Could Affect Future Results," and elsewhere in this report.

Overview

The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our newly acquired subsidiary Snake River Log Homes LLC does provide this service from time to time. We sell a product line of solariums, or sun rooms, which can be purchased separately or included as an integral part of the house design. This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide to our customers detailed construction drawings that are stamped by a professional engineer as required. We sell several styles of log homes, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of four elements: (1) log and panelized home sales, (2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. Approximately 92% of the Company's total sales are derived from log home and panelized home sales.

We consider the activities that surround the manufacture and distribution of log home and panelized home construction kits to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to building infrastructure for the support of our core business and to creating more product diversification through acquisitions. Even though we are experiencing costs associated with some of our recent acquisitions, we believe we will progress towards increased sales and cost savings as these new entities are integrated into the Company.

RESULTS OF OPERATIONS

The following table illustrates our financial results for the fiscal year ended January 31, 2004 as compared to the fiscal year ended January 31, 2003 (in $1,000's US).


						Fiscal		Fiscal
						 Year	   % of	 Year	   % of	    %
						 2004	   Sales	 2003	   Sales   Change
						-------  -----    -------  -----   ------
Net Sales					$15,795   100%	$13,991   100%	  13%
Cost of Sales				  9,539    60%	  7,386    53%	  29%
						-------  -----    -------  -----   ------
Gross Profit				  6,256    40%      6,605    47%	  -5%
Operating expense				  6,464    41%	  5,418    39%	  19%
						-------  -----    -------  -----   ------
Income from Operations			 (  208)  ( 1%)	  1,187     9%	-118%
Other Income (Expenses), net		     21    --	     37    --	 -43%
						-------  -----    -------  -----   ------
Income (Loss) before Income Taxes	 (  187)  ( 1%)	  1,224     9%	-115%
Income Tax Benefit (Expense)		     10    --	 (   24)   --	 138%
						-------  -----    -------  -----   ------
Net Income (Loss)				$(  177)  ( 1%)	$ 1,200     9%	-115%


Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In addition to the significant accounting policies described in Note 2 of the Consolidated Financial Statements, the Company believes that the following discussion addresses its critical accounting policies.

  Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products sold is recognized upon delivery to the customer. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. However, customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that was shared with the customer at the time of the contact signing. We deduct this amount from the deposit that accompanied the contract and return the remainder of the deposit to the customer.

  Impairment of Long-lived and Intangible Assets: We evaluate the recoverability of the Company's long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or discounted cash flow of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.
Intangible assets not subject to amortization are tested for impairment at least annually. For the fiscal year ended January 31, 2004, we wrote down the value of a parcel of real estate that was determined to be valued higher than its fair market value by $30,100 based on an independent real estate appraisal. We did not record any impairment losses for the fiscal year ended January 31, 2003.

  Income Taxes: We estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Statement of Operations. To date, we have recorded a full allowance against our deferred tax assets.

  Reserves for Doubtful Accounts and Obsolete/Excess Inventory: Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. On a regular basis, we evaluate our accounts receivable and inventories and establish these reserves based on a multitude of contributing factors. In the case of accounts receivable, we establish the reserve based on a combination of specific customer circumstances as well as the history of write-offs and collections. In the case of inventories, factors we consider in establishing a reserve include economic conditions, product mix, sales levels, customer acceptance of our products and changing product styles. As a result, we established a reserve for doubtful accounts receivable of $20,199 for the fiscal years ended January 31, 2004 and 2003, and a reserve for slow moving and obsolete inventories of $18,000 for the fiscal years ended January 31, 2004 and 2003.

RESULTS OF OPERATIONS

Comparison of Fiscal 2004 with Fiscal 2003

  Revenues: Net sales were $15,795,309 for the fiscal year ended January 31, 2004 compared with $13,991,284 for the fiscal year ended January 31, 2003. The increase of $1,804,025 was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately ninety-two percent of total revenues are represented by home construction kit sales and this portion improved through a thirteen percent increase in units shipped and an increase in the average value of these units shipped by two percent. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased thirty-three percent over the previous year's revenues, nearly all of which was contributed by our newly acquired companies. Our strategy is to continue to add product offerings and to increase our market share through the introduction of new home designs, product and style selections. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

Over the next year, we expect to continue to grow. We expect our revenues to increase at a higher rate than that of the current year based on the increase in our backlog of undelivered contracts at January 31, 2004 and the continued favorable economic climate for home construction in the United States. Where our newly acquired subsidiaries contributed approximately $1,130,000 of our total increase in revenues in fiscal 2004 while only being a part of our Company during the latter part of the fiscal year, we expect that their contribution during the full 2005 fiscal year will add to our anticipated growth.

  Gross Profit/Cost of Sales. Our gross margin decreased to 40% of sales, or $6,255,654, in fiscal 2004 from 47% of sales, or $6,605,513 in fiscal 2003. The decrease in gross profit was the result of higher costs in all components of the cost of goods sold, i.e. material, labor and overhead. These categories increased in the following manner over the previous year: material costs +3%; labor cost +2%; and manufacturing costs +2%.

During fiscal 2004 we encountered a dramatically different lumber market than the previous year. Where commodity lumber costs in fiscal year 2003 were largely unchanged during the building season, these same commodity lumber costs increased substantially during the fiscal 2004 building season. The increase in labor costs was due to increased employment and increased benefit costs. Manufacturing overhead increased due to increased costs of design and engineering, and increased costs associated with facility and personnel. A contributing factor was the integration of our newly-acquired subsidiaries at a point in time when the volume of business of the newly-acquired subsidiaries was beginning to decline as the Company entered the historically slow shipping months of the winter. During the winter months, overhead costs rise as a percentage of sales due to the lower number of units shipped during that period. An additional factor that contributes to a declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to adjust to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and typically we do not raise the selling price of the contract if the shipment takes place within another three months of the expiration of the initial nine month period.

In fiscal 2005, we expect that our gross profit percentage may continue to decrease, but not to the extent of the decline of fiscal 2004 from fiscal 2003. Primarily, we expect cost increases to occur in the area of building materials and engineering. A significant element to improving our gross profit percentage is the utilization of our newly-acquired subsidiaries in British Columbia, Canada for the manufacture and distribution of home building kits to customers located in the western portion of the United States. To the extent we are unable to obtain a favorable determination from United States customs authorities with regard to the exemption of our home packages from import duties assessed on imported soft woods from Canada, the Company may continue to ship home construction kits to the western United States from our manufacturing facility located in New York.

Operating expenses: Total operating expenses for the year ended January 31, 2004 were $6,463,628 as compared with $5,418,236 during the fiscal year ended January 31, 2003, and increase of $1,045,392, or 19%. As a percentage of net sales, operating expenses were 41% and 39%, respectively, for the fiscal years ended January 31, 2004 and 2003.

Sales commissions consist of amounts paid both to our employee sales persons and our independent dealers throughout the United States. For the fiscal year 2004 commissions amounted to $1,796,701, or 11% of net sales, compared with $1,747,763 in fiscal year 2003, or 12% of net sales. While total commissions expense increased 3% compared to our increase in total net sales of 13%, it does not necessarily follow that commissions will increase at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not have independent dealers and sell most of their home building kits to third parties who in turn sell the product to the end user. This practice results in an elimination of the commission, however, the practice also generates a lower gross profit due to sales on a wholesale basis.

Selling, general and administrative expenses of $4,666,927 in fiscal 2004 have increased $996,454, or 27%, when compared to the same expenses in fiscal 2003 of $3,670,473. As a percentage of total net sales, selling, general and administrative expenses were 29% and 26%, respectively, for the fiscal years ended January 31, 2004 and 2003. The primary items that contributed to the increase were an increase in personnel, increased spending on outside professionals who assisted us with our acquisitions during the past year, and increased spending on attendance at national trade show expositions, marketing and promotion costs. Additionally, our newly acquired subsidiaries added to this category of spending during the last five months of the fiscal year.

In the coming year, we will continue to attend all national trade shows and to increase our marketing through various media outlets in order to expand our presence in the marketplace. We will endeavor to recruit new dealers in areas where our presence is less than optimal and we will continue to introduce new products and styles of home building kits. To meet the increased demands placed on our internal administration as a result of expansion we will continue to increase our employment as necessary. As such we expect our selling, general and administrative costs will increase as we invest in our future.

  Interest expense: In fiscal 2004, interest expense was comprised of interest paid on the Company's Convertible Subordinated Debentures (which debentures matured on May 15, 2003 and all were converted into common stock of the Company), a new multi-faceted credit facility established in October 2003 and various other credit borrowings of lesser amounts. We expect the Company's interest expense to increase during the coming fiscal year as we use this credit facility to expand our business through acquisitions and to support our inventory and operational needs.

  Income taxes: The Company realized a tax benefit of approximately $327,000 in fiscal 2003 through the use of net operating loss carry-forwards to offset the majority of its taxable income for that period. As of January 31, 2004, the Company has utilized essentially all of its net operating carry-forwards from losses incurred in past years. In Fiscal 2004, the Company will pay not pay federal income taxes principally due to differences in depreciation rates used for book and tax purposes. The Company provides for and will pay State income taxes in several jurisdictions.

  Net loss: Even though sales increased for the year, the Company incurred a net loss of $177,391. The principal factor that caused the loss was the Company's acquisition of subsidiaries late in the business cycle of the year when expenses remain constant and revenues are declining. The Company also incurred expenses associated with these acquisitions that are considered non-recurring expenses. We believe, though, that these acquisitions will enhance our core business and improve our ability to grow the Company. In addition, the Company continues to spend on marketing and promotion in order to expand our presence and market share. While the increase in sales did not match the increase in expenditures made in this area, our backlog of undelivered contracts increase 25% over the amount at the end of the previous year. We are expecting increased sales during the upcoming year, and with all newly-acquired subsidiaries contributing for the full fiscal year, we anticipate the Company will return to profitability in Fiscal 2005.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal year 2004 brought significant changes to the Company's financial structure as a result of the acquisition of three businesses and the acquisition of the assets of a fourth business. In August 2003 we acquired two companies affiliated through common ownership, True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd. located in Maple Ridge, British Columbia, Canada; in October 2003 we acquired all of the assets of Adirondack Forest Industries, Inc., a saw mill located in Galway, New York; and in November 2003 we acquired Snake River Log Homes LLC, located in Rigby, Idaho. The intent of these acquisitions is to expand our product offerings, to have manufacturing and distribution capability on the west coast of North America, to increase the Company's market share both domestically and internationally, to acquire the capability to manufacture the wood products that we sell, and to employ the talent of certain individuals who are associated with the companies acquired.

The table below illustrates the effects this acquisition plan has had on our financial statements (in $1,000's of US dollars):


								  As of January 31,
								  2004	  2003
								--------	--------
Financial Condition:
	Total Assets					$ 11,838	$  6,642
	Total Liabilities					$  9,414	$  4,536
	Total Equity					$  2,424	$  2,106
	Debt/equity ratio					    1.85	     .26
	Assets/debt ratio					    2.64	   11.96
Working Capital:
	Current Assets					$  4,262	$  4,029
	Current Liabilities				$  6,067	$  4,312
	Current Ratio					     .70	     .93
Cash Position:
	Cash & cash equivalents				$    750	$  1,886
	Cash (used) generated from operations	$ (  250)	$  1,699


Financial Condition

During the year ended January 31, 2004, the Company had a significant increase in assets from $6,642,034 in fiscal 2003 to $11,838,070 in fiscal 2004. The majority of this increase came as a result of the acquisitions completed during the fiscal year, with significant increases in the areas of property, plant and equipment, intangible assets and goodwill. We also had a substantial increase in total liabilities from $4,535,736 in fiscal 2003 to $9,413,982 in fiscal 2004, the majority of which is represented by an increase in total debt by approximately $3,944,000.

During the fiscal year we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which we have utilized $2,588,000 at January 31, 2004. The proceeds from borrowings against the credit facility were used principally to finance the Company's recent acquisitions. We also used common stock to finance a portion of the acquisitions as well as seller financing in the form of non-interest bearing long-term notes.

The credit facility with First Pioneer has four separate components which includes a revolving line of credit intended for the purchase of inventory and other operating needs. The credit facility has various maturity dates ranging from yearly renewal for the line of credit to terms of four to ten year for long-term portions. The interest rate for the majority of the borrowings under the First Pioneer credit facility is at the prime rate as published in the Wall Street Journal, but the interest rate for one million dollars of the credit facility is fixed for a two-year period at a below-prime rate. This portion of the loan is subsidized by the State of New York and is provided as an incentive for the creation of employment in the State of New York.

The seller financing is payable over terms of five to seven years with the majority of the notes subject to monthly repayments while a smaller amount is due on an annual basis. All of the seller financing notes are non-interest bearing.

In May 2003, all holders of the Company's Series B and Series C Convertible Subordinated Debentures, a total of $220,000, converted their holdings into the common stock of the Company at the maturity date of the debentures. The Company issued 1,162,500 shares of common stock pursuant to the conversion of those debentures.

Working Capital; Sources and Uses of Cash

At January 31, 2004, we had a working capital deficiency of $1,804,864 as current liabilities exceeded current assets. At January 31, 2003, we had a working capital deficiency of $283,359. At January 31, 2004 our working capital deficiency increased from the previous year by $1,521,505. Our balance of cash and cash equivalents decreased during fiscal year 2004 primarily due to cash used for the acquisition of companies, the acquisition of property, plant and equipment and the purchase of inventory. Cash was provided by primarily by an increase in trade accounts payable and accrued expenses and long-term financing from First Pioneer and long-term notes provided as part of seller financing related to our acquisitions.

We believe that our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet the Company's anticipated working capital requirements for the fiscal year 2005. Our cash balances decreased and our accounts payable increased during the winter season of our business cycle, which is the period of our cycle during which we generate the least amount of shipping activity. Because our acquisitions took place as we entered the winter business cycle, it was difficult to meet all of our current obligations and those of our newly acquired subsidiaries from available funds. We anticipate that as we enter into the building season shipping cycle that we will generate the needed working capital from the undelivered backlog of contracts at January 31, 2004. Also, we have not drawn all of the available funds provided under the First Pioneer credit facility, which is available to us to supplement the funds generated by our operations.

Our backlog of undelivered contracts at January 31, 2004 was approximately $25,220,000. This is an increase of $5,132,000 or 26% from the prior year's ending backlog at January 31, 2003. A contract is considered to be part of our backlog when the contact is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that the products for an average of approximately 44% of the undelivered contracts in the backlog at the end of the fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's performance in the fiscal year ending January 31, 2005, approximately $11,097,000 of product is anticipated to be delivered with respect to the contracts contained in the beginning backlog at January 31, 2004. The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same fiscal year. Of the amount of shipments for fiscal year ended January 31, 2004 approximately $9,243,000 originated from the beginning backlog of $20,088,000 at January 31, 2003, and approximately $4,599,000 originated from contracts written during fiscal 2004, which represented approximately 20% of contracts written during the fiscal year. Fiscal year 2005 potential revenues are contingent on various factors including general economic conditions, weather, interest rates and the overall climate for new housing construction.

The table below illustrates the changes in our backlog for the past two fiscal years (in $1,000's of US dollars):


						 Fiscal Year Ended
					    	  2004	  2003
						--------	--------
	Beginning backlog			$ 20,088	$ 17,667
	Add:  New contracts		  23,266	  20,926
	      Amendments		           710	     482
						--------	--------
		Sub-total		  	  44,064	  39,075
	Less: Shipments		      ( 13,842)	( 13,156)
	      Cancellations		(  5,002)	(  5,831)
						--------	--------
	Ending backlog			$ 25,220	$ 20,088
						========	========

Each year we experience contract cancellation. The reasons for cancellations are varied and no one particular reason is dominant over the total population of reasons given by our customers. It has been our experience, over the past four years for which such statistics have been kept, for an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will cancel in the subsequent fiscal year. Similarly, the Company's records over the past four years for which such statistics have been kept, indicate that an average of 5% of the contracts written during the fiscal year will also be cancelled during that same fiscal year. In the event of cancellation of a contract, the Company does realize a certain amount of revenue for work performed on most cancelled contacts related to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During fiscal years 2004 and 2003 we realized revenues of $161,237 and $139,254, respectively, related to the aforementioned services.

Contractual Cash Obligations

We have a number of long-term obligations requiring future payments pursuant to debt and lease agreements. The table below is a presentation of all such commitments and agreements.


                                         Payments Due by Period

                                      Within      2 -3       4 -5      After
Contractual Obligations    Total      1 Year      Years      Years    5 Years
				 ---------- ---------- ---------- ---------- ----------
Bank Debt:
  Line of Credit		 $  503,000 $  503,000 $      -0- $      -0- $      -0-
  10 Year Term Loan	  1,735,000     43,380    347,040	 347,040    997,540
  5 Year Term Loan 	    253,000     50,600    101,200    101,200        -0-
  4 Year Term Loan	     91,667     25,000     50,000     16,667        -0-
Notes Payable:
  In connection with
  acquisitions:
    Related Parties         410,021     93,458    168,974    147,589        -0-
    Others			  1,295,346	   273,550    488,810    403,795    129,191
  Vehicles			     54,305     38,559     15,746        -0-        -0-
  Other                      95,000     95,000        -0-        -0-        -0-
Capital Lease Obligations    39,792     22,211     17,581        -0-        -0-
Operating Leases             99,849     27,670     46,203     22,265      3,711
Other				     15,000	       -0-     15,000        -0-        -0-
				 ---------- ---------- ---------- ---------- ----------
Total Contractual Cash
Obligations              $4,591,980 $1,172,428 $1,250,554 $1,038,556 $1,130,442
                         ========== ========== ========== ========== ==========

All of the contractual obligations shown above have contractual terms whereby the due date of the debt is accelerated upon the occurence of certain "events of default". These events of default are standard terms and conditions in most business debt agreements, such as nonpayment of the obligation, or allowing a judgment to be levied against the collateralized property that goes un-remedied for more than 30 days. If and when an event of default occurs, and the lender declares that there is an event of default and the default is not corrected within 30 days of such notice (90 days in the case of certain seller financing notes), the obligations and any unpaid interest become due and payable immediately.

The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. An example of the affirmative covenants is compliance with laws; maintaining insurance; maintaining the property; maintaining books and records, and similar items. An example of the negative covenants is not allowing liens or security interests to be placed against any of our assets; we cannot change fiscal years; we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require us to provide First Pioneer with audited financial statements on an annual basis; to provide quarterly operating statements; to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2004, we were required to achieve a debt service ratio of not less than 1.25:1.0; achieve a current ratio of not less than 0.95:1.0; and to maintain a minimum tangible net worth of $2,606,298. During fiscal 2004, the Company failed to meet the current ratio and minimum tangible net worth financial requirements. Failing to meet these financial covenant constitutes an "event of default" under the terms of the First Pioneer Credit Facility. The Company applied for and received a waiver from First Pioneer with regard to these financial covenants, and the event of default has been cured for the fiscal year ended January 31, 2004. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2004.

We believe that there were unusual circumstances that contributed to our being in default with regard to the financial covenant ratios of the First Pioneer Credit Facility. The acquisitions that we made took place much later in the fiscal year than were planned. When the financing credit was proposed by First Pioneer in the summer of 2003, our projections of financial contribution by the soon to be acquired companies indicated to us that we would achieve the financial covenants proposed by the bank. However, several issues could not be resolved quickly and the acquisitions took place in the autumn of 2003, just as the building season shipping cycle was coming to a close. We believe, with the benefit of a full business cycle and our newly-acquired companies contributing during the full business cycle, that we will be able to meet the covenants contained in the credit agreement the for fiscal year ending January 31, 2005. Our inability to meet the goals set by First Pioneer has in no fashion damaged our relationship with them, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects.

Factors That Could Affect Future Results

Certain statements made in this Annual Report on Form 10-KSB are forward-looking statements based on our current expectations, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-KSB. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations.

These forward-looking statements generally relate to our belief that we will increase the sales of our products to an expanding base of customers; that we will be able to leverage our West Coast manufacturing capability to provide a cost effective solution to shipment of products to customers located in the western United States, and that demand for Swedish-cope style homes will increase, particularly on the East Coast of the United States, that will lead to growth of sales revenues of the Company over the next several years.

  We face significant price competition. There are no assurances that competitive pressures will not force us to accept reduced margins to compete in the future. Large companies within the industry with significantly greater resources continue to expand in the market place and compete for customers with a strategy that is based on price. While selling price is a distinguishing factor between companies offering log home construction kits, the Company feels that other important factors in a purchase decision are product attributes, service, quality and design.

  The success of our acquisition in Canada is dependent on the receipt by the Company of a favorable determination from United States customs authorities.
A significant determining factor for the purchase of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., the companies located in Maple Ridge, British Columbia, Canada was the ability to ship their soft wood home packages into the United States under an exemption from the soft wood tariff that was instituted by the United States government in April 2002. An additional consideration for the acquisition was the potential cost savings of shipping home building packages from British Columbia, Canada to customers on the west coast of the United States instead of shipping those home building kits from the Company's facilities located in New York. The Company filed an application for a Binding Tariff Classification Ruling decision from United States customs authorities on April 6, 2004, and have not yet received a response to such application. Without the Binding Tariff Classification Ruling decision shipping home construction kits from British Columbia, Canada to customers located in the western portion of the United States would be more expensive than shipping the home construction kits from the Company's facilities located in New York.

  Our industry is subject to economic fluctuations based on mortgage interest rates. The home construction industry has enjoyed robust sales over the past several years as mortgage interest rates have been at or near historical lows. Should there be an increase in mortgage rates in the future, such an increase may have an effect on the number of prospective purchasers of newly-constructed homes, which, in turn may have an effect on the number of home construction kits that the Company may be able to sell.

  We are dependent on the performance of certain third-party individuals and entities. We manufacture a home construction kit to be purchased by individuals who desire to build new construction. The Company does not build the home nor do we provide certain interior amenities such as plumbing, wiring, cabinet, etc., nor do we prepare the building site and install wells or septic systems. Our ability to ship the home construction kit is dependent to a large extent upon the timely performance of third party individuals and entities, such as building permit reviewing agencies and contractors, to complete their portion of the work schedule prior to our shipment of product. Any adverse incident with these third party individuals and entities, such as lack of availability of heavy machinery to excavate a job site, can interfere with our ability to make shipments to our customers, and consequently, our ability to generate additional revenue.

  The industry is sensitive to seasons and weather. The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company where a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than expected and stay later than expected into the spring season. In addition, the initial months of spring can include rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and believes it may experience a similar loss in the first quarter of fiscal year 2005. The Company is working to address the impact of the winter season on the Company's historical first-quarter financial performance through acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July, 2002, Financial Accounting Standard Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAX No. 146 is to be applied prospectively to exit or disposal activities initiated after January 31, 2003, at which time the Company will adopt SFAS No. 146. The Company does not believe this statement will have a material impact on its financial statements.

In December 2002, FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). The standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method").
SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income
(loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. During the fiscal year ended January 31, 2003, we adopted the disclosures provisions of SFAS No. 148.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). During the year ended January 31, 2004, we adopted the provisions of SFAS No. 149, and it had no material effect on the results of operations or financial position.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. During the year ended January 31, 2004, we adopted the provisions of SFAS No. 150, and it had no material effect on the results of operations or financial position.

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which updated the guidance in Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104 also integrates the set of related SAB 101 Frequently Asked Questions and recognizes the role of the AICPA's Emerging Issues Task Force ("EITF"), consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. SAB 104 directs companies to identify separate units of accounting based on EITF Issue 00-21 before applying the guidance of SAB 104. We believe that neither our operating results nor our financial condition will be materially affected by the provisions of EITF 00-21, nor by the guidance of SAB 104.

In December 2003, FASB issued Financial Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entity ("VIE") and determining when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if the occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of January 31, 2004, we did not have any VIE.

ITEM 7.  FINANCIAL STATEMENTS



                   Index to Financial Statements

                                                            Page

Report of Independent Accountants                           22

Consolidated balance sheets as of
    January 31, 2004 and 2003                               23 & 24

Consolidated statements of operations for the years
    ended January 31, 2004 and 2003                         25

Consolidated statements of changes in stockholders'
    equity for the years ended January
    31, 2004 and 2003                                       26

Consolidated statements of cash flows for the years
    ended January 31, 2004 and 2003                         27

Notes to consolidated financial statements
    January 31, 2004 and 2003                               28 - 45


                         Report of Independent Accountants

To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheet of Lincoln Logs Ltd. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/  Urbach Kahn & Werlin LLP

Albany, New York
April 28, 2004


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2004 and 2003

		                       ASSETS


                                                       2004          2003
								   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $   750,239   $ 1,885,931
  Trade accounts receivable, net of allowance
    for doubtful accounts of $20,199 in 2004
    and in 2003                                        337,166       207,692
  Inventories
    Raw materials						     2,032,050	 1,277,804
    Work in process                                    477,389	   228,076
  Prepaid expenses and other current assets            564,883       416,404
  Income taxes receivable				        97,427           ---
  Mortgage and note receivable                           2,592         2,592
  Due from related parties					     ---	    10,141
                                                    ----------    ----------
   Total current assets                              4,261,746     4,028,640
                                                    ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                8,563,343     6,142,378
 Less accumulated depreciation                     ( 3,983,816)  ( 3,667,143)
                                                    ----------    ----------
   Property, plant and equipment- net                4,579,527     2,475,235
                                                    ----------    ----------
OTHER ASSETS:
  Mortgage receivable                                   60,053        63,304
  Deposits and other assets                             70,742        70,696
  Goodwill							     1,319,970	       ---
  Intangible assets, net of accumulated
    amortization of $97,537 in 2004 and $78,174
    in 2003                                          1,546,032         4,159
                                                    ----------    ----------
   Total other assets                                2,996,797       138,159
                                                    ----------    ----------
TOTAL ASSETS                                       $11,838,070   $ 6,642,034
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2004 and 2003

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          2004         2003
CURRENT LIABILITIES:
  Borrowings on line of credit	     		   $   503,000   $       ---
  Current installments of bank loans			 118,980	    22,500
  Current installments of notes payable,
    related party  						  93,458           ---
  Current installments of notes payable			 407,109	    27,416
  Convertible subordinated debentures:
    Related parties						     ---	   210,000
    Other								     ---	    10,000
  Current installments of capital lease
    obligations							  22,211	    61,762
  Trade accounts payable                             1,578,912       347,520
  Accrued salaries and wages                           196,243       129,607
  Accrued income taxes                                   1,000        23,100
  Accrued expenses                                     569,850       662,906
  Customer deposits                                  2,575,847     2,817,188
                                                    ----------    ----------
    Total current liabilities                        6,066,610     4,311,999

LONG-TERM DEBT, net of current installments:
  Note payable, related party                          316,563           ---
  Bank loans                                         1,960,687       159,375
  Notes Payable                                      1,037,541        24,716
  Capital lease obligations					  17,581	    39,646
								    ----------    ----------
    Total long-term debt				     3,332,372	   223,737
OTHER LONG-TERM OBLIGATION                              15,000           ---
                                                    ----------    ----------
    Total liabilities                                9,413,982     4,535,736
                                                    ----------    ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                              ---           ---
  Common stock, $.01 par value; authorized
   10,000,000 shares; issued 9,544,299 shares
   in 2004, 7,759,299 shares in 2003		        95,443        77,593
  Additional paid-in capital                         6,107,648     5,681,554
  Accumulated deficit                               (2,945,805)   (2,768,414)
  Accumulated other comprehensive income			  51,237		 ---
                                                    ----------    ----------
                                                     3,308,523     1,790,580
  Less cost of 504,240 shares common
    stock in treasury                                 (884,435)     (884,435)
                                                    ----------    ----------
    Total stockholders' equity                       2,424,088     2,106,298
                                                    ----------    ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY                               $11,838,070   $ 6,642,034
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JANUARY 31, 2004 and 2003

                                                   2004           2003
								-----------   -----------
NET SALES                                    	$15,795,309   $13,991,284

COST OF SALES                                     9,539,655     7,385,771
                                                 ----------    ----------

GROSS PROFIT                                      6,255,654     6,605,513
                                                 ----------    ----------

OPERATING EXPENSES:
  Commissions                                     1,796,701     1,747,763
  Selling, general and administrative             4,666,927     3,670,473
                                                 ----------    ----------
     Total operating expenses                     6,463,628     5,418,236
                                                 ----------    ----------

INCOME (LOSS) FROM OPERATIONS                    (  207,974)    1,187,277
                                                 ----------    ----------

OTHER INCOME (EXPENSE):
  Interest income                                    31,443        24,941
  Interest expense                                 ( 55,284)     ( 57,966)
  Other                                              44,510        69,901
                                                 ----------    ----------
   Total other income (expense) - net                20,669        36,876
                                                 ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                (  187,305)    1,224,153

INCOME TAXES                                     (    9,914)       24,000
                                                 ----------    ----------
NET INCOME (LOSS)                               $(  177,391)  $ 1,200,153
                                                 ==========    ==========

PER SHARE DATA:
  Basic (loss) earnings per share                $ (   0.02)   $     0.17
                                                 ==========    ==========

  Diluted (loss) earnings per share              $ (   0.02)   $     0.14
                                                 ==========    ==========


See accompanying notes to consolidated financial statements.



                               LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JANUARY 31, 2004 and 2003



																			      Other
                                   Common Stock						   Accum-					      Comp-
                                 Number       Par    Additional                ulated Other	           Total	      rehen-
                                   of        value     paid-in    Accumulated   Comprehen-   Treasury   stockholders'    sive
                                 shares     amount     capital     deficit     sive Income     stock       equity	      Income
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2002     7,759,299  $ 77,593  $5,681,554  $( 3,968,567) $        ---  $(884,435) $    906,145  $     ---

Net Income - 2003                     ---       ---         ---     1,200,153           ---        ---     1,200,153
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2003     7,759,299    77,593   5,681,554   ( 2,768,414)	    ---  $(884,435) $  2,106,298  $     ---

Debt converted to common stock  1,162,500	   11,625     208,375           ---           ---        ---       220,000        ---

Common stock issued upon
  exercise of stock options        35,000       350       5,663           ---           ---        ---         6,013        ---

Common stock issued upon
  acquisition of business         287,500     2,875      73,456           ---           ---        ---        76,331        ---

Common stock issuable upon
  acquisition of business         300,000     3,000     138,600           ---           ---        ---       141,600        ---

Foreign currency translation
  adjustment										  ---        51,237        ---        51,237     51,237

Net loss - 2004                       ---       ---         ---   (   177,391)          ---        ---   (   177,391)  (177,391)
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2004     9,544,299  $ 95,443  $6,107,648  $( 2,945,805) $     51,237  $(884,435) $  2,424,088  $(126,154)
                               ==========  ========  ==========  ============  ============  =========  ============  =========


See accompanying notes to consolidated financial statements.


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2004 and 2003


                                                          2004         2003
OPERATING ACTIVITIES:
Net income                                            $(  177,391) $ 1,200,153
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                           364,536      180,524
  (Gain)on sale of assets                              (    4,664)  (   14,980)
  Changes in operating assets and liabilities:
  (Increase) decrease in trade accounts
   receivable                                          (  129,474)  (   85,038)
  (Increase) decrease in inventories                   (1,003,559)  (  422,565)
  (Increase) decrease in prepaid expenses
   and other current assets                            (  148,479)  (   93,651)
  (Increase) decrease in deposits
    and other assets                                   (    5,382)  (   53,475)
  (Decrease) in trade accounts payable                  1,231,392   (   66,289)
  Increase in customer deposits                        (  241,341)     837,865
  Increase (decrease) in accrued expenses,
   payroll, related taxes and withholdings             (   26,421)     211,777
  (Increase) in due from related parties	                 10,141   (   15,092)
  (Increase) in income taxes receivable                (   97,427)         ---
  Increase in accrued income taxes                     (   22,100)      19,610
                                                       ----------   ----------
Net cash provided by operating activities              (  250,169)    1,698,839
                                                       ----------   ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (  468,398)  (  229,841)
  Acquisition of businesses					 (1,798,830)	   ---
  Proceeds from sale of assets                                ---        1,000
  Proceeds from the sale of assets held
    for resale                                             10,000       14,500
  Payments received on mortgage receivable                  3,251        2,306
                                                        ---------   ----------
    Net cash (used) by investing activities            (2,253,977)  (  212,035)
                                                        ---------   ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt              1,222,390       11,080
  Proceeds from borrowing on line of credit		    503,000		   ---
  Proceeds received on exercise of stock options		6,013          ---
  Loan origination fees                                (   43,544)         ---
  Repayments of capital leases                         (   61,616)  (   60,358)
  Repayments of bank loans                             (  190,208)  (   22,500)
  Repayments of notes payable                          (  118,818)  (   31,492)
                                                       ----------   ----------
Net cash (used) by financing activities                 1,317,217   (  103,270)
                                                       ----------   ----------

Effect of foreign currency translation on cash		     51,237          ---
									 ----------   ----------
Net (decrease) increase in cash and cash
 equivalents                                           (1,135,692)   1,383,534

Cash and cash equivalents at beginning
 of period                                              1,885,931      502,397
                                                       ----------   ----------
Cash and cash equivalents at end
 of period                                            $   750,239  $ 1,885,931
                                                       ==========   ==========

See accompanying non-cash disclosure note (Note 15 to the consolidated financial statements).
See accompanying notes to consolidated financial statements.


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2004 and 2003

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the "Company"), headquartered in Chestertown, N.Y., is a leading supplier of high quality home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems. Its wholly owned subsidiary, Snake River Log Homes LLC, offers as an option to its customers, construction services. Products are represented, sold and serviced through a 69 member National Dealer Network and through four Company-owned and operated sales centers in northern New York, northern California, southeastern Idaho and southwestern British Columbia, Canada. While the Company sells its products throughout the United States, western Canada and Japan, its principal markets are in the northeastern and northwestern regions of the United States.

Lincoln Logs Ltd. was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panelized homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panelized homes were integrated into the operations of Lincoln Logs Ltd. during fiscal year ended January 31, 1988); Snake River Log Homes, LLC, a sole-member limited liability company organized under the laws of the State of Idaho whose principal activity is the marketing and sale of log homes constructed of rustic logs in the Swedish-cope style; AFI Acquisition Company, LLC, a sole-member limited liability company organized under the laws of New York in October 2003 whose principal activity is the manufacture of dimensional wood products for consumption by Lincoln Logs Ltd.; Lincoln Logs Canada Ltd., a holding company incorporated under the laws of British Columbia, Canada in July 2003 through which the Company acquired two affiliated companies with common ownership;
True Craft Log Structures Ltd., a company organized under the laws of British Columbia, Canada whose principal activity is the marketing and sale of log homes; Hart and Son Industries Ltd., a company organized under the laws of British Columbia, Canada whose principal activity is the manufacture of log homes for Hart and Son Industries Ltd. and the Company and Lincoln Holding Corp., a Delaware corporation, which was formed to hold the registered trademark "Lincoln". Unless the context otherwise requires, the term
"Company" refers to Lincoln Logs Ltd. and its subsidiaries.

The Company's fiscal year ends on January 31. As used hereafter, 2004 refers to the fiscal year ended January 31, 2004, and 2003 refers to the fiscal year ended January 31, 2003.

In 2004, the Company purchased approximately 53% of the materials necessary to construct its log home and panelized home packages from six suppliers. These six suppliers provided 20%, 9%, 7%, 7%, 5% and 5% of purchases for the year ended January 31, 2004, respectively. In 2003, the Company purchased approximately 54% of the materials necessary to construct its log home and panelized home packages from six suppliers. These six suppliers provided 18%, 10%, 8%, 6%, 6% and 5%, respectively, of purchases for the year ended January 31, 2003. Alternative sources of raw materials are readily available.

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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding Corp. and Lincoln Logs International Ltd. are currently inactive.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       JANUARY 31, 2004 and 2003

(b) Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are comprised of amounts billed for recognized revenues. The Company has two types of receivables: secured and unsecured. The secured receivables result from the use of the Company's short term financing plan, CASHCO(R), that is secured by an assignment of construction proceeds from the bank that issues the construction loan to the customer. Unsecured receivables result principally from the sale of building materials and from the performance of construction services. Also, amounts due at the time of delivery of a log home package at or near the Company's year end date, for which the Company receives payment via certified check and deposits into its bank account subsequent to the year end date, are classified as accounts receivable at the year end date.

The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide protection against losses resulting from collecting less than full payment on its receivables. Management evaluates the following criteria when forming its judgment as to the adequacy of the allowance for doubtful accounts: risk of the individual creditor, past experience, the composition of the debt owed and economic conditions. The Company records an allowance for uncollectible receivables principally by specific identification of accounts whose ability to make payments, the Company believes, has been impaired. The Company writes-off uncollectible receivables when all efforts to collect have been exhausted.

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

(d) Inventories.   Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories are stated net of a reserve for obsolescence in the amount of $18,000 at January 31, 2004 and January 31, 2003, respectively.

(e) Revenue Recognition.   Revenue from the sale of log home packages is
recognized when substantially all of the package has been delivered. For customers who utilize the construction service offered as an option by the Company's wholly owned subsidiary, Snake River Log Homes LLC, no revenue is recognized on any portion of those sales until construction is complete (the "completed contract method"). Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when the Company's financing plan, known as CASHCO(R) is utilized. The CASHCO plan is a short term financing plan that is secured by an assignment of construction loan proceeds from the bank that issues the construction loan to the customer. Depending on circumstances, the amount financed varies between 50% and 90% with interest at or above the prime lending rate. The financing plan is utilized for less than 2% of all shipments and commonly the duration of the loan is not longer than 90 days.

Amounts received as reimbursement from customers of shipping and delivery costs are included in net sales. Also, amounts recognized for the performance of design and engineering services related to the preparation of blueprints is included in net sales.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       JANUARY 31, 2004 and 2003

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

(i) Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Effective with the adoption of Standards of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") on January 1, 2002, goodwill and intangible assets that have indefinite useful lives are not amortized, but are subject to impairment testing on at least an annual basis. In accordance with SFAS No. 142, the Company performs a test for goodwill impairment at least annually.

(j) Other Intangible Assets. Other intangible assets represent non-competition agreements, trademarks, loan origination costs, customer lists and a long-term supply agreement that are being amortized over five to ten year periods. Amortization expense was $47,863 in 2004 and $520 in 2003.

(k) Earnings (Loss) Per Share.   Basic earnings (loss) per share is computed by
dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 8,293,778 for the year ended January 31, 2004 and 7,255,059 for the year ended January 31, 2003.

Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options are included in the computation using the treasury stock method if the effect is dilutive. Diluted (loss) per share is the same as basic (loss) per share for the year ended January 31, 2004 because the effect of including stock options and the assumed conversion of the subordinated debentures would be anti-dilutive.

The numerator in the calculation of diluted earnings per share for the years ended January 31, 2004 and 2003 was determined as follows:

                                                     2004         2003
                                                  ----------    ----------
Net income (loss) used to calculate basic
  per share amount                                $ (177,391)   $1,200,153
Add back interest expense related to
  convertible debentures                                 ---        25,483
                                                  ----------    ----------
Numerator for calculation of diluted
  earnings per share                              $ (177,391)   $1,225,636
                                                  ==========    ==========

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2004 and 2003

The denominator in the calculation of diluted earnings per share for the years ended January 31, 2004 and 2003 was determined as follows:

                                                     2004          2003
                                                  ---------     ---------
Weighted average outstanding shares used
  to calculate basic earnings per share           8,293,778     7,255,059
Add shares issuable assuming conversion
  of convertible debentures                             ---     1,162,500
Add shares issuable assuming exercise of
  outstanding stock options                             ---        77,591
                                                  ---------     ---------
Denominator for calculation of diluted
  earnings per share                              8,293,778     8,495,150
                                                  =========     =========

Basic earnings (loss) per share                     $ (0.02)      $  0.17
                                                    =======       =======

Diluted earnings (loss) per share                   $ (0.02)      $  0.14
                                                    =======       =======

Shares issuable assuming conversion of convertible debentures and shares issuable assuming exercise of outstanding stock options at January 31, 2004 were not included in the computation of diluted (loss) per share for the year then ended as their effect was anti-dilutive.

(l) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $451,910 and $482,181 in 2004 and 2003, respectively. The Company has prepaid advertising costs of $121,845 and $78,313 at January 31, 2004 and 2003, respectively. These amounts for 2004 and 2003, respectively, are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

(m) Cash and Cash Equivalents.   Cash and cash equivalents are composed of cash
in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in four banks located in New York, Idaho, California and British Columbia, Canada. At various times throughout 2004 and 2003 bank balances exceeded FDIC insurance coverage.

(n) Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o) Accounting for the Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2004 and 2003

(p) Stock Based Compensation Plans. The Company accounts for its incentive stock option plan and non-qualified stock option plan using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which was adopted by the Company as of February 1, 1996, permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for the employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The pro-forma disclosures required under SFAS No. 123 are not presented for 2003 as pro-forma net earnings is the same as reported net earnings per share because there were no grants of stock options in 2003.

During fiscal year 2004, the Company granted 50,000 incentive stock options with an exercise price that was equal to the fair market price of the stock on the date of the grant of $0.50. The following shows the pro-forma effect on net (loss) and (loss) per share for 2004 as if the value of the stock option grant were charged to earnings under the provisions of SFAS No. 123:

Net loss as reported						$ ( 177,391)
Stock compensation expense determined
  under the fair value method, net of
  $2,925 of income taxes					  (  16,575)
									-----------
Pro forma net loss						$ ( 193,966)

Basic and diluted loss per share as reported		$   (  0.02)
Pro forma basic and diluted loss per share		$   (  0.02)

(q) Foreign Currency Translation. The Company translates the assets and liabilities of its wholly owned Canadian subsidiary, Lincoln Logs Canada Ltd. ("Lincoln Canada"), into US currency at the current exchange rate at the end of the fiscal year. The revenues and expenses of Lincoln Canada are translated into US currency using the average exchange rate during the fiscal year. Gains and losses that result from foreign currency translation are included in Other Comprehensive Income. Foreign currency transaction gains and losses for the year ended January 31, 2004, which are included in operations, are not material. The Company did not have any Other Comprehensive Income in the fiscal year ended January 31, 2003.
Note 3.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2004 and 2003 is as follows:
                                   Estimated
                                  Useful Lives       2004         2003
                                                  ----------   ----------
Land                                              $1,020,347   $  835,241
Buildings and improvements       15 - 39 years     3,047,979    2,479,801
Machinery and equipment            5 - 7 years     1,926,152      881,674
Furniture and fixtures             5 - 7 years     2,096,515    1,683,446
Transportation equipment               5 years       472,350      262,216
                                                  ----------   ----------
                                                  $8,563,343   $6,142,378
                                                  ==========   ==========

Depreciation expense for the years ended January 31, 2004 and 2003 was $316,673 and $180,004, respectively.

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2004 and 2003

Costs related to the improvement or betterment of assets that extend their useful life are capitalized and depreciated over the remaining useful life of the asset; repairs and maintenance costs are expensed as incurred.

Note 4.  Indebtedness

Long-term debt at January 31, 2004 and 2003 consists of the following:

                                                            2004        2003
                                                         ---------   ---------
Revolving line of credit at prime rate (4.0% at
January 31, 2004), renewable annually,
collateralized by accounts receivable and inventory      $ 503,000   $   - 0 -

Term loan, due October 2007, interest at prime
rate, payable in equal monthly installments
with interest, collateralized by property, machinery,
equipment and fixtures                                      91,667       - 0 -

Term loan, due October 2008, interest at prime
rate, payable in equal quarterly installments,
interest payable monthly, collateralized by property,
machinery, equipment and fixtures                          253,000       - 0 -

Term loan, due October 2013, interest only
payable for the first year, then principal and
interest payable in equal monthly installments
with the remaining outstanding balance due on
October 7, 2013;  interest on $1,000,000 at a
fixed rate of 3.81% for two years, then reverting
to prime rate, interest on $735,000 at prime rate,
collaterized by property, machinery, equipment
and fixtures                                             1,735,000        - 0 -

Subordinated Note payable to related party (see
note 15), due November 2008, interest at 0%, payable
annually, discounted net present value at
the rate of 7%, unsecured                                  410,021        - 0 -

Subordinated Note payable (see Note 15), due November
2008, interest at 0%, payable annually, discounted
net present value at the rate of 7%, unsecured             410,021        - 0 -

Note payable (see Note 15), due April 2004,
interest at 0%, unsecured                                   95,000        - 0 -

Subordinated Note payable (see Note 15), due August
2008, interest at 0%, payable monthly, discounted
net present value at the rate of 8%, unsecured             222,558        - 0 -

Subordinated Note payable (see Note 15), due August
2010, interest at 0%, payable monthly, discounted
net present value at the rate of 8%, unsecured             662,767        - 0 -

Series B Convertible Subordinated Debentures
originally due May 15, 1999, extended to May 15,
2003 with annual interest at 12% payable quarterly.
Converted to common stock on May 15, 2003                    - 0 -	170,000

                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2004 and 2003

Series C Convertible Subordinated Debentures
originally due February 28, 2002 with annual
interest at 12% through February 28, 2002, extended
to May 15, 2003 with annual interest at 10%
beginning March 1, 2002, interest payable quarterly.
Converted to common stock on May 15, 2003                    - 0 -	 50,000

Mortgage payable - due January 2011, with annual
interest at Prime plus 2%, payable monthly,
refinanced on October 7, 2003                       	       - 0 -	181,875

Note payable at 7.9% payable in monthly
installments through April 2004, collateralized
by a vehicle                                                 1,205	  5,783

Notes payable at 0.0%, payable in monthly
installments through January 2005, collateralized
by three vehicles                                           48,791	 38,367

Note payable at 7.49%, payable in monthly
installments through January 2005, collateralized
by a vehicle                                                 4,309        7,983

Obligations under capital leases, net of interest
payable through July 2005                                   39,792      101,407
                                                        ----------   ----------
Total long-term debt                                     4,477,131      555,415
    Less current installments                           (1,144,758)   ( 331,678)
                                                        ----------   ----------
Long-term debt, net of current installments             $3,332,373   $  223,737

In February 2001, the Company secured a bank loan in the amount of $225,000 and granted a mortgage on its sales model in Lake George, New York. The debt has a term of ten years with principal repaid in 120 equal monthly installments, and the interest rate is the prime lending rate as published in the Wall Street Journal on the first day of each month plus 2%. On October 7, 2003, the Company refinanced this debt as part of the Credit Agreement with First Pioneer Farm Credit, ACA.

On October 7, 2003, the Company entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer")totaling $3,675,000. The facility consists of a 10-year term loan in the amount of $1,735,000, the first year interest only, then principal and interest payments made monthly with the unpaid balance of the principal due at the end of the tenth year; a 5 year term loan in the amount of $1,065,000 with principal paid quarterly and interest paid monthly; a 4 year term loan in the amount of $100,000 with principal and interest paid monthly; and a $775,000 revolving line of credit that is renewable annually. The interest rate on all of the aforementioned loans is the prime lending rate as listed in the Wall Street Journal, which at January 31, 2004 is 4% with the exception of the interest rate on $1,000,000 of the 10-year term loan, which is a fixed rate of 3.81% for the first two years, reverting to prime rate for years three through ten. The Company has collateralized the term loans with all of the Company's real property, machinery, equipment and fixtures. The revolving line of credit is collateralized by the Company's inventory and accounts receivable. The
Company must comply with several debt covenants, affirmative, negative, continuing and financial, in connection with the First Pioneer credit agreement. One such covenant prohibits the Company from dividend distributions. At January 31, 2004, the Company was in violation of two of those financial covenants, for which the Company received a waiver from First Pioneer. At January 31, 2004, the Company has drawn a total of $2,591,000 against the credit facility and had made total repayments of $8,333.

                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2004 and 2003

In February 2001 and in May 2001, holders of B Debentures in the amount of $170,000 with an extended maturity date of May 15, 2001 agreed to extend the maturity date to May 15, 2003. In February 2002 the holders of C Debentures in the amount of $50,000 with an original maturity date of February 28, 2002 agreed to extend the maturity date to May 15, 2003 and to reduce the interest rate to 10% from 12%. On May 15, 2003, all holders of B Debentures and C Debentures with an aggregate value of $220,000 converted their holdings into the common stock of the Company. The Company issued an aggregate of 1,162,500 shares of common stock pursuant to the conversion.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:                Amount

                 2005              $1,144,758
                 2006                 623,425
                 2007                 565,926
                 2008                 535,145
                 2009                 481,146
                 Thereafter         1,126,731
                                   ----------
                                   $4,477,131
                                   ==========

Assets under capital leases represent computers, blueprinting equipment and milling equipment. The costs, accumulated depreciation and depreciation expense are included with owned assets in Note 3. The details are as follows:

                                                  2004          2003
                                               ---------     ---------
          Costs                                $ 217,524     $ 217,524
          Accumulated Depreciation              (105,079)      (13,819)
          Depreciation Expense                    35,877        35,877

The future minimum lease payments for obligations under capital leases, and included in future maturities of long-term debt shown above, are as follows:

  Year ending January 31,                       Amount
                                             ---------
               2005                          $  32,148
               2006                             13,987
                                             ---------
               Total                         $  46,136
               Less Interest                  (  6,344)
                                             ---------
               Obligations Under
                 Capital Leases              $  39,792
                                             =========

Note 5.  Income Taxes

A summary of components of the provision (benefit) for income taxes for the years ended January 31, 2004 and 2003 is as follows:

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2004 and 2003

                                  Current       Deferred         Total

Year ended January 31, 2004:
   Federal                       $ 20,559        $    ---       $ 20,559
   State                            4,000             ---          4,000
   Foreign                        (34,473)            ---        (34,473)
                                 --------        --------       --------
                                 $( 9,914)       $    ---       $( 9,914)
                                 ========        ========       ========

Year ended January 31, 2003:
   Federal                       $ 20,000        $    ---       $ 20,000
   State                            4,000             ---          4,000
                                 --------        --------       --------
                                 $ 24,000        $    ---       $ 24,000
                                 ========        ========       ========

The Company realized a tax benefit of approximately $10,000 and $327,000 in 2004 and 2003, respectively, through the use of net operating loss carry-forwards. The Company has Federal net operating loss carry-forwards for income tax purposes totaling approximately $2,149,000; $1,074,000 expire in 2007, $816,000 in 2008 and $260,000 in 2009. Substantially all of the
Company's net operating losses are limited on an annual basis pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. The Company's Federal net operating loss carry-forwards for income tax purposes are limited to approximately $52,000 of which approximately $10,000 expires in each of the next 5 years.

The effective income tax rates of 6.0% and 2.1% for 2004 and 2003, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                             2004          2003
                                            ------        ------
Statutory tax rate                            15.0%         34.0%
Non-deductible meals and
  entertainment expenses                     (16.0)          1.9
State income taxes, net of federal
  tax benefit                                ( 2.0)          0.2
Change in deferred tax asset
  valuation allowance                           --         (30.1)
Other                                        ( 9.0)        ( 4.4)
Recoverable foreign taxes                     21.0            --
Other non-deductible expenses                ( 3.0)          0.5
                                            ------        ------
                                               6.0%          2.1%
                                            ======        ======

For the years ended January 31, 2004 and 2003, the Company has no deferred income tax expense as a result of the changes in temporary differences for the year. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2004 and 2003 are presented below:

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JANUARY 31, 2004 and 2003

                                                   2004          2003
                                                ----------    ----------
Deferred tax assets:
Vacation accrual                                $   25,042    $   21,763
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      16,544        10,740
Allowance for doubtful accounts                      6,868         6,868
Other liabilities                                   16,381        10,880
Warranty accrual                                    13,940           ---
Net operating loss carryforward                     17,563        32,000
                                                ----------    ----------
Total gross deferred tax assets                     96,428        82,251
   Less valuation allowance                       ( 36,773)   (   76,681)
                                                ----------    ----------
Net deferred tax asset                              59,685         5,570

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods       ( 55,352)      ( 5,570)
Acquired intangibles                              (  4,302)          ---
                                                ----------    ----------
Total deferred tax liability                      ( 59,685)      ( 5,570)
                                                ----------    ----------
Net deferred taxes                              $      -0-    $      -0-
                                                ==========    ==========

The valuation allowance for deferred tax assets as of January 31, 2004 and 2003 was $36,773 and $76,681, respectively. The net change in the total valuation allowance was a decrease of $36,337 in fiscal 2004 and a decrease of $62,752 in fiscal 2003.

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

Note 6.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2004 and 2003 amounted to $58,757 and $46,870, respectively.

Note 7.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment, and to property leases for its subsidiaries' facilities in Idaho and British Columbia, Canada. The facility leases call for payment of basic monthly lease payments plus additional payments for expenses incurred by the landlord, such as taxes and insurance. The property lease in Canada is for a term of five years with an option to renew for an additional five years. If the Company elects to extend the lease for the option period, the monthly lease will be changed to approximate the fair market value for similar facilities in that region, but will not be less than the basic monthly

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2004 and 2003

lease payment at the conclusion of the initial term. The property lease in Idaho is for a constant amount and will not change as long as the company remains on the property. Total rent expense incurred by the Company during 2004 and 2003 was $76,613 and $24,267, respectively. The aggregate future minimum operating lease payments at January 31, 2004 are as follows:

Year ending January 31:
            2005         $ 151,138
            2006           149,421
            2007           143,718
            2008           134,600
            2009            83,156
            Thereafter       3,711
                         ---------
            Total        $ 665,744
                         =========

Note 8.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2004 and 2003 consist of the following:

                                       2004           2003
                                    --------       --------
Commission advances                $ 109,673      $ 112,543
Prepaid insurance                     50,063         37,799
Prepaid advertising and shows        185,988        140,200
Miscellaneous receivables            117,408         71,025
Prepaid property taxes                37,977         27,102
Other                                 63,774         27,735
                                    --------       --------
   Total                           $ 564,883      $ 416,404
                                    ========      =========

Note 9.  Other Intangible Assets

A summary of other intangible assets at January 31, 2004 and 2003 is as follows:

                                    Estimated
                                  Useful Lives         2004             2003
                                  ------------    ------------    ------------
Non-competition covenants          4 - 5 years    $     75,071    $      - 0 -
Loan origination fees             4 - 10 years          68,872          16,833
Distributorship territory cost         5 years           - 0 -          28,500
Trademarks                          indefinite         360,938          37,000
Acquired customer relationships      6.7 years          88,688           - 0 -
Product supply agreement               7 years       1,050,000           - 0 -
                                  ------------    ------------    ------------
                                                  $  1,643,569    $     82,333

During 2004, through its acquisitions of True Craft Log Structures, Ltd., Hart and Son Industries, Ltd., and Snake River Log Homes LLC the Company acquired other intangible assets totaling in the aggregate $1,589,736. Also during 2004, the Company wrote-off $28,500 representing a fully amortized intangible asset.

Amortization expense for the years ended January 31, 2004 and 2003 was $47,863 and $520 respectively.

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2004 and 2003

Note 10.  Accrued Expenses

Accrued expenses at January 31, 2004 and 2003 consist of the following:

                                     2004           2003
                                  ---------      ---------
Accrued commissions               $  93,219      $  16,234
Accrued backorders                  212,369        391,869
Accrued sales awards                 49,500         50,500
Deposits - cancelled contracts       19,180         32,816
Accrued sales bonuses                65,694         67,094
Accrued Warranty                     41,000         32,000
Sales taxes payable                  32,150         36,042
Other                                56,738         36,351
                                  ---------      ---------
   Total                          $ 569,850      $ 662,906
                                  =========      =========

Note 11.  Related Party Transactions

On November 17, 2003, the Company completed the acquisition of Snake River Log Homes LLC ("Snake River"). As a result of the acquisition of Snake River, one of the two principal owners from whom the acquisition was made has continued his employment as President of Snake River and as an officer of Lincoln Logs Ltd. A portion of the consideration given in connection with the acquisition was a 5-year, non-interest bearing note for $500,000, discounted to a net present value of $410,021 using an interest rate of 7%, and 150,000 shares of the Company's common stock valued at market price on the date of the acquisition, $0.80 per share, discounted to $0.47 per share for stock trading restrictions, or a total of $70,800.

"Due from related parties" as shown on the consolidated balance sheet consists of amounts receivable from the Company's officers and directors. Such amounts totaling $0 and $10,141 at January 31, 2004 and 2003, respectively, relate to travel and expense advances, un-reimbursed business travel expenses and other expenses.

Note 12.  Mortgage Receivable

The mortgage, due from a former officer of the Company who resigned from the Company in December 1997, originated September 1, 1984, bears an interest rate of 6% and is due over a term of 35 years. The mortgage also has a clause whereby the Company, upon 30 days written notice from the mortgagor, must repurchase the mortgaged premises at any time during the term of the mortgage for the sum of $90,000 (the original amount of the mortgage) or the appraised market value of the premises, whichever is greater. The mortgage balance at January 31, 2004 and 2003 was $62,645 and $65,896, respectively.

The future aggregate mortgage receipts at January 31, 2004 are as follows:

  Year ending January 31:
              2005      $  2,592
              2006         2,719
              2007         2,794
              2008         2,967
              2009         3,149
           Thereafter     48,424
                         -------
              Total     $ 62,645
                         =======

                 LINCOLN LOGS LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    JANUARY 31, 2004 and 2003

Note 13.  Stock Based Compensation

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

                                                         Weighted Average
                                Number of Shares      Option Price Per Share
                            -----------------------   -----------------------
                            Qualified Non-Qualified   Qualified Non-Qualified
                            --------- -------------   --------- -------------
Balance at January 31, 2002   130,500       182,000     $   .16    $   .19
Granted during year               --            --           --         --
Cancelled during year         (12,000)          --          .16         --
Exercised during year              --           --           --         --
                             --------     ---------     -------    -------
Balance at January 31, 2003   118,500       182,000     $   .16    $   .19
Granted during year            50,000           --          .50         --
Cancelled during year              --           --           --         --
Exercised during year         (35,000)          --        ( .17)        --
                             ---------    ---------     -------    -------
Balance at January 31, 2004   133,500       182,000     $   .29    $   .19
                             =========    =========     =======    =======

All outstanding stock options are exercisable as of January 31, 2004. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2004 is 4.2 years. At January 31, 2004, there were available for future issuance 96,500 shares.

Pro forma information regarding net (loss) and (loss) per share is presented in
Note 2(p) as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using a Black-Scholes option pricing model. Limitations of the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company's stock-based awards to employees during 2004 was estimated assuming no expected dividends, a risk free interest rate of 2.875%, an expected life of 5 years and an expected volatility of 1.116.


Note 14.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount provided for warranty claims at January 31, 2004 and January 31, 2003 was $41,000 and $32,000, respectively, and was based upon objective historical data of actual costs incurred over the prior five years. During 2004 and 2003 the Company paid warranty claims of $67,010 and $27,285, respectively.

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2004 and 2003

(b) Property Rent Arrangement. The Company's subsidiary, Snake River Log Homes LLC, is party to an arrangement whereby the building that houses Snake River's sales operations is located on the property of the adjoining land owner to whom Snake River pays $1 per year for the right to site the building on that site. The arrangement further stipulates that should Snake River move its building to another site Snake River will be obligated to pay the adjoining land owner $45,000. Snake River has no plans, either immediate or long-term, to move from the present site.

(c) Litigation. The Company is defending certain other claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements. However, in two of these claims, each of which seek damages against the Company and other parties of $500,000, coverage has been denied by the Company's insurance carrier. These claims relate to the home's construction and are indemnified by the related dealer.

Note 15.     Acquisitions

During the year ended January 31, 2004, the Company completed the acquisitions of Snake River Log Homes LLC ("Snake River"), True Craft Log Homes, Ltd. and Hart and Son Industries, Ltd. (together hereinafter "True-Craft"), and acquired substantially all of the assets of Adirondack Forest Industries, Inc. ("AFI"). The transactions were accounted using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition dates are included in the accompanying consolidated financial statements.

Snake River. Pursuant to a Memberships Interest Purchase Agreement dated November 17, 2003, the Company acquired 100% of the outstanding membership interests of Snake River Log Homes LLC located in Rigby, Idaho, for approximately $1,209,800. Snake River offers Swedish-cope style log home construction kits, construction services, and drafting and engineering services. The Company's Board of Directors approved the purchase and determined that the purchase would provide the Company with increased breadth and depth across the Company's product, core business and industry coverage. An integral component of the acquisition was a product supply arrangement which Snake River maintains with a vendor. This vendor provides Snake River with substantially all of its
wood components.  The Company will also have access to this supplier.   Snake
River's results have been included in the Company's Statement of Operations since November 17, 2003, the date of acquisition. The acquisition of Snake River's assets and operations has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

The purchase price of approximately $1,209,800 consisted of $200,000 in cash, approximately $820,000 of non-interest bearing, unsecured notes discounted to their net present value at the rate of 7%, 300,000 shares of restricted common stock of the Company, to be issued upon receipt of seller representations letters, valued at the market price for the stock on the date of the transaction, $0.80 per share, discounted to $0.472 for stock trading restrictions, or a total of $141,600. The Company also assumed and paid the existing bank loan of approximately $291,500 and incurred approximately $48,200 of transaction costs and $50,000 of loans the Company made to Snake River prior to closing. The purchase price of the Snake River assets and operations was allocated as follows with the excess purchase price over the fair values recorded as goodwill:

     Current assets              $   555,955
     Building and equipment           65,956
     Other intangible assets       1,092,000
     Goodwill                        519,173
     Liabilities assumed          (1,020,250)
                                   ---------
       Purchase Price            $ 1,209,834

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2004 and 2003

The Company utilized a third-party valuation report in its determination of the fair value of identifiable intangible assets. Purchases of intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. The identifiable intangible assets purchased in the Snake River acquisition consisted of the following: non-competition covenants of $42,000, and a product supply agreement of $1,050,000. The Company believes that all of the goodwill will be deductible for tax purposes.

True-Craft. Pursuant to a Stock Purchase Agreement dated June 27, 2003, the Company, through its 100% owned subsidiary Lincoln Logs Canada Ltd., acquired 100% of the outstanding stock of True Craft Log Structures, Ltd. and Hart and Son Industries, Ltd., two companies affiliated through common ownership located in Maple Ridge, British Columbia, Canada, for approximately $1,895,400. True-Craft offers pre-cut log home construction kits, windows, doors and building materials, and drafting and engineering services. The Company's Board of Directors approved the purchase and determined that the purchase would provide the Company with increased breadth and depth across the Company's product, core business and industry coverage. True-Craft's results have been included in the Company's Statement of Operations since the acquisition date of August 29, 2003. The acquisition of True-Craft's assets and operations has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

The purchase price of approximately $1,895,400 consisted of $615,200 in cash, approximately $929,000 of non-interest bearing, unsecured notes discounted to their net present value at the rate of 8%, 287,500 shares of restricted common stock of the Company valued at the market price for the stock on the date of the transaction, $0.45 per share, discounted to $0.265 for stock trading restrictions, or approximately $76,300. The Company also assumed and paid the existing bank loan of approximately $155,500 and incurred $274,827 in transaction costs. The allocation of the purchase price of the True-Craft assets and operations is preliminary and was allocated as follows with the excess purchase price over the fair values recorded as goodwill:

     Current assets              $    397,216
     Equipment                      1,232,026
     Other intangible assets          445,697
     Goodwill                         402,771
     Liabilities assumed          (   582,299)
                                   ----------
       Purchase Price            $  1,895,411

The Company utilized a third-party valuation report in its determination of the fair value of identifiable intangible assets. Purchases of intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. The identifiable intangible assets purchased in the True-Craft acquisition consisted of the following: non-competition covenants of $33,071, established long-term customer relations of $88,688 and the Company's trademark of $323,938. In the course of normal post-closing review, the Company discovered several items that may result in an adjustment that reduces the purchase price pursuant to contract terms. The Company believes that all of the goodwill will be deductible for tax purposes.

AFI. Pursuant to an Asset Sale Agreement dated October 7, 2003, the Company, through its 100% owned subsidiary AFI Acquisition Company LLC, acquired all of the assets and assumed the outstanding debt of Adirondack Forest Industries, Inc. ("AFI") for approximately $1,059,800. AFI is a saw mill that cuts, manufactures and sells dimensional lumber and its by-products, and

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2004 and 2003

offers kiln-drying services. The Company's Board of Directors approved the purchase and determined that the purchase would provide the Company with vertical manufacturing capabilities to augment the purchase of needed raw material from independent suppliers for the Company's log home kits. AFI's results have been included in the Company's Statement of Operations since the acquisition date of October 7, 2003. The acquisition of AFI's assets has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

The purchase price of approximately $1,059,800 consisted of $865,600 of assumed bank debt, $62,900 of assumed current liabilities, $22,500 of other long-term obligations and $108,800 of transaction costs. The purchase price of the AFI's assets was allocated as follows:

     Current assets              $      37,287
     Land & buildings                  240,000
     Machinery & equipment             375,975
     Other intangible asset              8,495
     Goodwill                          398,026
                                  ------------
       Purchase Price            $   1,059,783

The Company believes that all of the goodwill will be deductible for tax purposes.

Pro Forma Financial Information (unaudited). The unaudited financial information presented below summarizes the combined results of operations of the Company and Snake River, True-Craft and AFI, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The pro forma statements of operations have been adjusted to reflect increases in expenses that would have been incurred, and decreases in expenses that would have been eliminated had the acquisitions taken place at the beginning of the periods presented. All inter-company transactions have been eliminated. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisitions taken place at the beginning of each period presented. The unaudited pro forma condensed combined statements of operations for the year ended January 31, 2004 combines the historical results of Lincoln Logs Ltd. for the year ended January 31, 2004, the historical results for Snake River for the period of November 17, 2003 to January 31, 2004, the historical results of Snake River for the period February 1, 2003 to October 31, 2003, the historical results of True-Craft for the period August 29, 2003 to January 31, 2004 and the historical results of True-Craft for the period April 1, 2003 to August 29, 2003.

                                        UNAUDITED
                                Years Ended January 31,
                                      2004                 2003
                                 ------------          ------------
     Revenues                   $ 18,251,483          $ 17,671,143
     Net (loss) income           (   472,699)              935,124
     (Loss) earnings per share:
       Basic                        $ ( 0.05)             $   0.12
       Diluted                      $ ( 0.05)             $   0.11

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2004 and 2003

Note 16.  Supplementary Disclosure of Cash Flow Information

                                       2004             2003
                                    ---------        ---------
Cash paid during the year for:
   Interest                         $  49,358        $  54,061
                                    =========        =========
   Income taxes                     $  75,280        $   4,403
                                    =========        =========

Included in the above amounts are $7,058 and $18,233 in 2004 and 2003, respectively, for cash paid for interest to related parties in connection with the Company's Series B and Series C Convertible Subordinated Debentures.

Non-cash investing and financing activities:

During Fiscal 2004, the following transactions occurred:

The Company issued 1,162,500 shares of common stock upon the conversion of $170,000 of Series B Convertible Subordinated Debentures and $50,000 of Series C Convertible Subordinated Debentures at their maturity on May 15, 2003.

The Company recorded an increase in transportation equipment of $41,611 and a related increase in long-term debt in the same amount representing the purchase of a truck.

The Company issued 287,500 shares of common stock upon the acquisition of and as part of consideration paid for True Craft Log Structures, Ltd. and Hart and Son Industries, Ltd. on August 29, 2003. The value placed on the shares was equal to the market price of the shares on the date of the transaction, $0.45 per share, discounted to $0.265 for per share for stock trading restrictions, or a total of $76,331. In addition, the Company, through its subsidiary Lincoln Logs Canada Ltd., issued unsecured, non-interest bearing Notes Payable in connection with the aforementioned acquisition in the aggregate amount of $959,364 ($1,325,458 CDN) converted at the foreign exchange rate on the date of the transaction, which represents the net present value of the notes discounted at the rate of 8%.

The Company will issue 300,000 shares of common stock as part of the consideration paid for the acquisition of Snake River Log Homes LLC. The shares are issuable as of the acquisition transaction date of November 17, 2003 (see Note 15 above). The value place on the shares was equal to the market price of the shares on the date of the transaction, $0.80 per share, discounted to $0.47 per share for stock trading restrictions, or a total of $141,600. In addition, the Company issued unsecured, non-interest bearing Notes Payable in connection with the aforementioned acquisition in the aggregate amount of $820,042, which represents the net present value of the notes discounted at the rate of 7%.

In connection with the acquisition of Snake River Log Homes LLC, the Company assumed a non-interest bearing with a due date of April 1, 2004 in the amount of $95,000.

In connection with the acquisition of the assets of Adirondack Forest Industries, Inc., the company assumed $865,610 of indebtedness to First Pioneer Farm Credit, ACA. This amount is part of the 10-year term loan contained in the Company's credit agreement with First Pioneer.

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2004 and 2003

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

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $70,600 compared to its carrying amount of $62,645.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 18.   Reclassifications

Certain amounts in the Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended January 31, 2003 have been reclassified to conform to the presentation for the year ended January 31, 2004.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

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

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal year ended January 31, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Leslie M. Apple      54   2000
Reginald W. Ray, Jr. 74   1982
Samuel J. Padula     80   1985
Steven Patlin        63   2000
Richard C. Farr      75   1982     Director of Corporate Strategy
John D. Shepherd     58   1982     Chairman of the Board; President and Chief
                                      Executive Officer
William J. Thyne     54   1999     Vice President, Treasurer and Secretary
Jeffry J. LaPell     44   2001     Vice President and Chief Operating Officer
Benjamin A. Shepherd 50   2003     Vice President of Corporate Development;
                                      Vice President-Finance and Chief
                                      Financial Officer

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

   Samuel J. Padula has been President and Chief Executive Officer of Padula Construction Corp., a real estate development and construction firm in Toms River, New Jersey, and Samuel J, Padula Real Estate Company in Toms River,
New Jersey for more than the past five years. Since January 1987, Mr. Padula had been a Special Administrative Assistant to the President. Mr. Padula was, until his resignation from that office in December 1997, a member of the Company's Office of the Chief Executive since May 1997. Mr. Padula resigned his position as Special Administrative Assistant to the President on January 31, 2003 and no longer holds any position with the Company other than as a Director.

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

   Richard C. Farr served as Chairman of the Board of the Company since January 1990 and President and Treasurer of the Company since December 1991 until his resignation from those offices on July 8, 1997. Mr. Farr was the Company's Chief Executive Officer from December 1991 to May 1997, at which time he became a member of the Office of the Chief Executive, which position he resigned on July 8, 1997. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West Hartford, Connecticut, for more than the past five years. From January 1987 to December 1991, Mr. Farr was a Special Administrative Assistant to the President, a position he has resumed and continues to hold since July 1997.

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1997. Mr. Shepherd was also Treasurer of the Company from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. From January 1987 until May 1997, Mr. Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997 Mr. Shepherd was a member of the Company's Office of the Chief Executive. Mr. Shepherd is the brother of Benjamin A. Shepherd, Vice President-Finance and Corporate Development and Chief Financial Officer, and a Director of the Company.

    William J. Thyne, CPA, has been Secretary since January 1998, Vice President since September 1999 and Treasurer since February 2001. Mr. Thyne had also been Chief Financial Officer of the Company from January 1998 until March 2004. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998.

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

   Benjamin A. Shepherd joined the Company in March 2003 as Vice President of Corporate Development. In March 2004, Mr. Shepherd was appointed to the additional position of Vice President-Finance and Chief Financial Officer. Prior to joining the Company, Mr. Shepherd had been President of Armstrong Pharmaceuticals, Inc., a manufacturer of inhalation pharmaceutical products in Boston, Massachusetts, since February 1991. Prior to that, Mr. Shepherd held a number of positions at Armstrong Pharmaceuticals, Inc. including Treasurer, Chief Financial Officer and Executive Vice President. Mr. Shepherd is the brother of John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

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

The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategy Committee. The Audit Committee, whose function is to oversee the Company's financial reporting systems, consists of Messrs. Apple, Ray and Padula. The Board of Directors of the Company has determined that Mr. Apple qualifies as an audit committee financial expert. Mr. Apple is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Ray, Padula and Farr. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Farr, Apple and Patlin. The Company does not have a standing nominating committee or any committee performing a similar function. During the fiscal year ended January 31, 2004 there were four meetings of the Audit Committee.


                                 EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd    58   Chairman of the Board; President and Chief Executive
                         Officer

William J. Thyne    54   Vice President; Treasurer; Secretary

Jeffry J. LaPell    44   Vice President and Chief Operating Officer

Eric R. Johnson     38   Vice President - Sales

Benjamin Shepherd   50   Vice President - Finance and Corporate Development;
                         Chief Financial Officer

Charles A. Clark    56   Vice President - Western Region

Richard H. Berry    43   Vice President - Marketing; President - Snake River
                         Log Homes

   John D. Shepherd has been Chairman of the Board, President and Chief Executive Officer since his election to those offices in December 1997. Mr. Shepherd also served as the Company's Treasurer from December 1997 until February 2001. Mr. Shepherd has been President of Sweetbrier Ltd., an equestrian facility, for more than the past five years. Since January 1987 until his election to his present offices with the Company, Mr. Shepherd had been a Special Administrative Assistant to the President, and from May 1997 until December 1997, a member of the Company's Office of the Chief Executive. Mr. Shepherd is the brother of Benjamin A. Shepherd, Vice President-Finance and Corporate Development and Chief Financial Officer, and a Director of the Company.

   William J. Thyne, CPA, has been Secretary since January 1998, Vice President since 1999 and Treasurer in February 2001. Mr. Thyne had been Chief Financial Officer of the Company from January 1998 until March 2004. Prior to joining the Company, Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part
B services in Guilderland, New York from August 1996 to January 1998.

   Jeffry J. LaPell has been Vice President - Sales since re-joining the
Company in December 1999 until February 4, 2002 when Mr. Eric Johnson was hired as Vice President - Sales. Mr. LaPell was elected to the additional position of Chief Operating Officer in August 2001. Prior to re-joining the Company Mr. LaPell was Director of Sales for Asperline Log Homes, Inc., a wholly owned subsidiary of Imagineering Services, Inc., in Lock Haven, Pennsylvania from December 1998 to December 1999. Prior to that position, and for more than five years, Mr. LaPell was employed by Lincoln Logs Ltd. in various sales positions the most recent of which was National Sales Manager.

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

   Benjamin A. Shepherd joined the Company in March 2003 as Vice President of Corporate Development. In March 2004, Mr. Shepherd was appointed to the additional position of Vice President-Finance and Chief Financial Officer. Prior to joining the Company, Mr. Shepherd had been President of Armstrong Pharmaceuticals, Inc., a manufacturer of inhalation pharmaceutical products in Boston, Massachusetts, since February 1991. Prior to that, Mr. Shepherd held a number of positions at Armstrong Pharmaceuticals, Inc. including Treasurer, Chief Financial Officer and Executive Vice President. Mr. Shepherd is the brother of John D. Shepherd, Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

  Charles A. Clark joined the Company the Company in July 1999 as a sales representative in the Company's Auburn, California office, and was promoted to the position of Manager of the Auburn, California sales office in October 1999. In February 2001, Mr. Clark was promoted to the additional position of Western Regional Manager until his recent promotion to Vice President - Western Region in April 2003. Prior to joining the Company and for more than the past five years, Mr. Clark was President of Clark and Associates, an import company of consumer related products. Prior to that position, Mr. Clark held several positions as a senior sales manager in a series of companies whose primary business was the import and distribution of electronics.

  Richard H. Berry joined the Company upon the acquisition of Snake River Log Homes, LLC by the Company on November 17, 2003. Mr. Berry was one of two principals who owned Snake River Log Homes, LLC and was President of that company at that time. Mr. Berry was retained as President of Snake River Log Homes, LLC and given the additional position of Vice President - Marketing with the Company. Prior to joining the Company, Mr. Berry was President of Snake River Log Homes, LLC for three years. Prior to that position, and for more than five years, Mr. Berry was Vice President of Sales and Marketing as well as a partner in the firm Cape Athletic, LLC.

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

                                 CODE OF ETHICS

  The Company has adopted a code of ethics (the "Code") that applies to all of the Company's executive officers. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code is posted on the Company's website, www.lincolnlogs. com and a copy of the Code is included as Exhibit 14.1 to this Annual Report on Form 10-KSB. Any amendment to or waiver of a provision of the Code will also be disclosed on the Company's website.

ITEM 10.  EXECUTIVE COMPENSATION


                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2004, January 31, 2003 and January 31, 2002.

                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                                           Long-term Compensation
                       Annual Compensation                        Awards
                       -------------------                 ----------------------

     (a)          (b)     (c)       (d)          (e)         (f)        (g)        (h)       (i)
                                                                                              All
                                               Other       Restricted                        Other
Name and                                       Annual      Stock       Options/   LTIP       Compen-
Principle         Year    Salary    Bonus    Compensation  Award(s)     SAR's     Payout     Sation
Position                   ($)       ($)         ($)         ($)         (#)       ($)        ($)
--------------------------------------------------------------------------------------------------------
John D. Shepherd, 2004 100,000.00  75,000.00   8,000.00(5)     0.00         0       0.00    7,991.00 (3)
Chief Executive   2003 100,000.00       0.00   8,000.00(5)     0.00         0       0.00    7,991.00 (4)
Officer (1)       2002  91,327.00       0.00   6,000.00(5)     0.00         0       0.00   22,155.00 (2)

Jeffry J. LaPell, 2004  91,710.00  32,533.00   8,000.00(5)     0.00         0       0.00   10,757.00 (8)
Chief Operating   2003  89,539.00  40,628.00   8,000.00(5)     0.00         0       0.00    6,393.00 (9)
Officer (6)       2002  84,841.00  22,805.00   1,667.00(5)     0.00         0       0.00    3,541.00 (7)

William J. Thyne, 2004  91,710.00  30,000.00   8,000.00(5)     0.00         0       0.00   11,138.00 (12)
Chief Financial   2003  89,539.00       0.00   8,000.00(5)     0.00         0       0.00    8,725.00 (13)
Officer (10)      2002  84,841.00       0.00   6,000.00(5)     0.00         0       0.00    9,812.00 (11)

Eric R. Johnson,  2004  73,728.00  29,096.00       0.00        0.00         0       0.00    3,250.00 (15)
Vice President-   2003  72,000.00  26,369.00       0.00        0.00         0       0.00      250.00 (16)
Sales (14)        2002       0.00       0.00       0.00        0.00         0       0.00        0.00


(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. Since June 1982 Mr. Shepherd has been a director of the Company.
(2) This amount consists of $4,250 paid for directors' meetings fees, $2,867 of matching funds contributed to the Company's 401(k) Plan, $352 paid for term life insurance, $13,836 for interest paid on amounts advanced to the Company and $850 paid for interest on Series B Convertible Subordinated Debentures.
(3) This amount consists of $6,000 paid for directors' meeting fees, $3,480 of matching funds contributed to the Company's 401(k) Plan, $348 paid for term life insurance, and $350 paid for interest on amounts advanced to the Company.
(4) This amount consists of $3,000 paid for directors' meeting fees, $3,443 of matching funds contributed to the Company's 401(k) Plan, and $348 paid for term life insurance and $1,200 paid for interest on Series B Convertible Subordinate Debentures.
(5) These amounts represent an annual salary paid to the directors of the Company. During fiscal year 2002 the annual salary was increased to $8,000. The amounts shown for fiscal year 2002 represent pro-rata amounts paid. Mr. LaPell was appointed to a vacant seat on the Board of Directors in August 2001. Mr. Thyne was appointed to a vacant seat on the Board of Directors in November 2000.
(6) Mr. LaPell was elected Vice President and Chief Operating Officer in August 2001, and appointed to a vacant seat on the Board of Directors in August 2001. From December 1999 to January 2002 Mr. LaPell was Vice President - Sales.
(7) This amount consists of $3,225 of matching funds contributed to the Company's 401(k) Plan and $316 paid for term life insurance.
(8) This amount consists of $6,000 paid for directors' meeting fees, $4,437 of matching funds contributed to the Company 401(k) Plan and $320 paid for term life insurance.
(9) This amount consists of $3,000 paid for directors' meeting fees, $3,080 of matching funds contributed to the Company 401(k) Plan and $313 paid for term life insurance.
(10) Mr. Thyne was elected Chief Financial Officer and Secretary in January 1998, Vice President in September 1999 and Treasurer in February 2001.
     Mr. Thyne ceased being Chief Financial Officer in March 2004.
(11) This amount consists of $4,250 paid for directors' meetings fees, $2,837 of matching funds contributed to the Company's 401(k) Plan, $325 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(12) This amount consists of $6,000 paid for directors' meetings fees, $4,118 of matching funds contributed to the Company's 401(k) Plan, $320 paid for term life insurance, and $700 paid for interest on Series B Convertible Subordinated Debentures.
(13) This amount consists of $3,000 paid for directors' meeting fees, $3,012 of matching funds contributed to the Company's 401(k) Plan, $313 paid for term life insurance, and $2,400 paid for interest on Series B Convertible Subordinated Debentures.
(14) Mr. Johnson joined the Company as Vice President - Sales in February 2002.
(15) This amount consists of $2,993 of matching funds contributed to the Company's 401(k) Plan, and $257 paid for term life insurance.
(16) This amount represents $250 paid for term life insurance.

Employee Savings Plan

   The Company maintains a defined contribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Fifty-five of the Company's employees are currently eligible to participate in the Plan, forty-six of whom have elected to participate. Employees participating in the Plan may elect to defer compensation up to a maximum permitted by the Internal Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $11,500 for the 2003 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes three years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment. The Company is current with respect to its funding obligations to the Plan.

   During the fiscal years ended January 31, 2004, 2003 and 2002, cumulative vested account balances of $14,953, $174,532 and $22,494, respectively, were paid from the Plan to employees of the Company upon their separation from service in the Company pursuant to the Plan.

Directors' Compensation

   During the fiscal years ended January 31, 2004 and 2003, each Director received an $8,000 annual salary and also received $1,500 for each directors meeting they attended. Further, members of committees of the Board of Directors received $500 for each committee meeting attended.

Employment Contracts

   The Company is party to employment contracts with Jeffry J. LaPell, Vice President and Chief Operating Officer, Eric R. Johnson, Vice President-Sales, and Richard Berry, Vice President - Marketing and President of Snake River Log Homes LLC. The contracts with Messrs. LaPell and Johnson are each for a term of two years, call for a certain base salary (adjusted annually for the change in the Consumer Price Index), and include incentives for an annual bonus based on the achievement of defined goals related to sales revenues and the Company's backlog of contracts. The contracts with Messrs. LaPell and Johnson also contain non-competition clauses that would be effective upon conclusion of employment with the Company, and severance provisions whereby each individual would be paid an amount equal to three months' base salary. As of January 31, 2004, the base salaries for Mssrs. LaPell and Johnson are $91,710 and $73,728, respectively. The contracts of Mr. LaPell expires on May 31, 2004, and the contract with Mr. Johnson expire on January 31, 2005.

  Mr. Berry's contract is for a term of five years and automatically extends for successive one year periods unless either Mr. Berry or the Company has given thirty days prior written notice of its intention not to renew the contract for an additional one year term. The contract calls for a certain base salary and includes incentives for an annual bonus based on the achievement of defined goals related to delivery of products from Snake River Log Homes LLC and sales revenue goals related to Snake River and the Company, and contains a non-competition clause that would be effective upon conclusion of employment with the Company. The contract also contains a severance provision that under certain conditions would continue the payment of Mr. Berry's annual base salary until the end of the initial five-year employment term, and the payment of an amount equal to three months base salary if the termination occurs during any of the one-year extension periods. As of January 31, 2004 the base salary for Mr. Berry is $85,000. Mr. Berry's employment contract expires on November 17, 2008.

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

                          Number of Shares              Percent of Out-
                          of Common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 23, 2004          as of April 23, 2004
-------------------       ----------------------        ----------------------
Richard C. Farr               1,110,802 (1)                    11.87%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              5,409,461 (2)                    57.82%
1020 Sport Hill Road
Easton, CT 06612

  (1) Includes (i) 70,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 250,000 shares owned by Mrs. Susan Shepherd, his wife, as to which Mr. Shepherd disclaims beneficial ownership, and (ii) 50,000 shares owned by Mr. Jason Tunick, his son, as to which Mr. Shepherd disclaims beneficial ownership.

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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficially Owned          Beneficially Owned
Name                    as of April 23, 2004       as of April 23, 2004
---------------         ----------------------     ----------------------
Richard C. Farr           1,110,802 (4)                   11.87%
Samuel J. Padula            298,743 (1)(2)                 3.19%
Reginald W. Ray, Jr.        221,504 (1)(3)                 2.37%
John D. Shepherd          5,409,461 (5)                   57.82%
William J. Thyne             96,085 (6)                    1.03%
Steven Patlin                60,100 (7)                    0.64%
Jeffry J. LaPell             25,000 (9)                    0.27%
Leslie M. Apple              75,000 (1)                    0.80%
Benjamin A. Shepherd        191,000 (8)                    2.04%
Eric R. Johnson                   0                        0.00%
Richard Berry               200,000 (10)                   2.14%
All officers and
directors as a group
(12 persons)              7,487,695 (11)                  80.03%

  (1) Includes 25,000 shares subject to options which are exercisable within 60 days.

  (2) Includes (i) 2,100 shares owned jointly by Mr. Padula with his wife, Mrs. Eleanor Padula, with whom Mr. Padula shares voting and investment power (ii) 263,603 shares held by Mrs. Padula as to which Mr. Padula disclaims beneficial ownership.

  (3) Includes 12,702 shares owned by Mr. Ray's wife as to which Mr. Ray disclaims beneficial ownership.

  (4) Includes 70,000 shares subject to options which are exercisable within 60 days.

  (5) Includes (i) 250,000 shares owned by Mrs. Susan Shepherd, his wife, as to which Mr. Shepherd disclaims beneficial ownership, and (ii)50,000 shares owned by Mr. Jason Tunick, his son, as to which Mr. Shepherd disclaims beneficial ownership.

  (6) Includes 61,085 shares owned jointly by Mr. Thyne and his wife with whom Mr. Thyne shares voting and investment power.

  (7) Includes 50,000 shares owned jointly by Mr. Patlin with his wife with whom Mr. Patlin shares voting and investment power.

  (8) Includes (i) 50,000 shares subject to options, which are exercisable within 60 days, (ii) 20,000 shares owned by Mr. Shepherd's children, as to which Mr. Shepherd disclaims beneficial ownership, and (iii) 111,000 shares owned jointly by Mr. Shepherd with his wife with whom Mr. Shepherd shares voting and investment power.

  (9) Includes 25,000 shares owned jointly by Mr. LaPell wife with whom Mr. LaPell shares voting and investment power.

  (10) Includes 50,000 shares subject to options, which become exercisable over a five-year period commencing with 10,000 becoming exercisable on November 17, 2004.

  (11) Includes 245,000 shares subject to options, of which 195,000 become exercisable within 60 days and 50,000 become exercisable on November 17, 2004.


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

  The Company received legal services from the law firm of Whiteman Osterman
& Hanna LLP, of which Leslie M. Apple, a director of the Company, is a partner, and accrued fees of $141,300 for such legal services rendered to the Company during the fiscal year ended January 31, 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

2.1   Stock Purchase Agreement, dated as of June 27, 2003, by and among
      Lincoln Logs Ltd., 666764 B.C. Ltd., True-Craft Log Structures Ltd., Hart & Son Industries Ltd., Robert Gordon Hart, Judith Anne Hart, Matthew Joseph Mellof and Shelley L. Mellof, filed as Exhibit 2.1 for the Registrant's Current Report on Form 8-K, dated September 15, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by this reference.

2.2 	Membership Interests Purchase Agreement, dated as of November 17, 2003, by and among Lincoln Logs Ltd., Snake River Log Homes, LLC, Richard Berry and Darrell Smith, filed as Exhibit 2.1 for the Registrant's Current Report on Form 8-K, dated November 20, 2003, filed with the Securities and Exchange Commission on November 20, 2003, and incorporated herein by this reference.

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

10.9 	Revolving Credit and Loan Agreement, dated October 7, 2003, by and between
      Lincoln Logs Ltd. and First Pioneer Farm Credit, ACA, filed as Exhibit
      10.1 for the Registrant's Current Report on Form 8-K, dated October 7,
      2003, filed with the Securities and Exchange Commission on October 7,
      2003, and incorporated herein by this reference.

14.1  Code of Ethics.

21.1  List of Subsidiaries.

31.1 	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
      Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted
      pursuant to Section 302 of the Sarbanes-Oxley Act of 	2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
      Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted
      pursuant to Section 302 of the Sarbanes-Oxley Act of 	2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reference is also made to the Exhibit Index.

     (b)  Reports on Form 8-K.

     On November 13, 2003, the Company filed an Amended Current Report under
     Item 7 on Form 8-K/A (Financial Statements, Pro Forma Information and Exhibits) whereby the Company filed financial information related to its acquisition of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd.

     On November 17, 2003, the Company filed a Current Report under Item 5 on Form 8-K (Other Events and Regulation FD) disclosing the Company's acquisition of Snake River Log Homes LLC.

     On November 20, 2003, the Company filed a Current Report under Item 2 on Form 8-K (Acquisition or Disposition of Assets) whereby the Company reported its acquisition of Snake River Log Homes LLC.

     On January 30, 2004, the Company filed an Amended Current Report under
     Item 7 on Form 8-K/A (Financial Statements, Pro Forma Information and Exhibits) whereby the Company filed financial information related to its acquisition of Snake River Log Homes LLC.

There were no other reports on Form 8-K filed by the Company during the quarter ended January 31, 2004, or through and including the date of this filing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Its Independent Auditors

Urbach Kahn & Werlin LLP ("UKW") have a continuing relationship with Urbach Kahn & Werlin Advisors, Inc. ("Advisors") from which it leases staff who are full time permanent employees of Advisors and through which its partners provide non-audit services. Non-audit services for the fiscal year ended January 31, 2004 ("Fiscal 2004"), referred to below under "All Other Fees" were provided to the Company by Advisors. As a result of UKW's arrangement with Advisors, UKW has no full time employees and, therefore, all audit services performed for the Company by UKW for Fiscal 2004 was provided by permanent, full time employees of Advisors leased to UKW. UKW manages and supervises the audit engagement and the audit staff, and is exclusively responsible for the report rendered in connection with its audit of the Company's fiscal 2004 consolidated financial statements.

For the fiscal year ended January 31, 2004 and 2003, fees for professional services provided by Urbach Kahn & Werlin LLP are categorized as follows:

Audit Fees. Audit fees consist principally of fees for services in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements and amounted to $119,901 in 2004 and $44,533 in 2003.

Audit-related Fees. Audit-related fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements but not reported under the caption "Audit Fees." These fees include review of the Company's Current Reports on Form 8-K filed by the Company, and participation at audit committee meetings. These fees amounted to $78,176 in 2004 and $22,612 in 2003.

Tax Fees. Tax fees consist of fees for tax compliance, tax advice, tax planning and tax return preparation, and amounted to $8,618 in 2004 and $-0- in 2003.

All Other Fees. All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. There were no such fees billed by the Company's independent accountants for the fiscal year ended January 31, 2004 and January 31, 2003.

Pre-Approval of Services by Independent Auditors

The Audit Committee pre-approved all audit, audit-related, and tax services performed by Urbach Kahn & Werlin LLP, the Company's external auditors for fiscal year 2004. The Audit Committee approves all audit fees and terms for all services provided by the independent auditor and considers whether these services are compatible with the auditor's independence. There is no de minimis provision under which the pre-approval process would be waived. The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company's independent auditors during the Company's most recent fiscal year are compatible with maintaining the independence of such auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LINCOLN LOGS LTD.

                                           By: s/John D. Shepherd
                                                  John D. Shepherd,
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

                                           Date:  April 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i) Principal Executive Officer:       (ii)  Principal Financial Officer:


    s/John D. Shepherd                  	   s/Benjamin A. Shepherd
       John D. Shepherd,				Benjamin A. Shepherd
       Chairman of the Board,				Vice President - Finance,
       President and Chief Executive	      Chief Financial Officer
       Officer

       Date:  April 30, 2004			      Date:  April 30, 2004

(iii) A Majority of the Board of Directors:

      s/ Richard C. Farr                     April 30, 2004
      ------------------------
      Richard C. Farr


      s/ Samuel J. Padula                    April 27, 2004
      ------------------------
      Samuel J. Padula


                                             April   , 2004
      ------------------------
      Reginald W. Ray, Jr.


       s/ John D. Shepherd                   April 30, 2004
      ------------------------
      John D. Shepherd


       s/ William J. Thyne                   April 28, 2004
      -----------------------
      William J. Thyne


                                             April   , 2004
      ------------------------
      Steven Patlin


       s/ Leslie M. Apple                    April 30, 2004
      ------------------------
      Leslie M. Apple


	s/ Jeffry J. LaPell                    April 26, 2004
      ------------------------
      Jeffry J. LaPell


      s/ Benjamin A. Shepherd                April 30, 2004
      ------------------------
      Benjamin A. Shepherd

EXHIBIT 14.1


                             LINCOLN LOGS LTD.

                    Code of Ethics for Executive Officers

The honesty, integrity and sound judgment of its executive officers is fundamental to the reputation and success of Lincoln Logs Ltd. (the "Company"). While all employees and directors are required to adhere to the highest level of personal and business ethics, the professional and ethical conduct of the executive officers is essential to our proper functioning and success.

Executive officers of the Company hold an important and elevated role in corporate governance. These individuals are key members of the Company's management team, who are uniquely capable and empowered to ensure that the interests of our shareholders (including customers, employees and suppliers) are appropriately balanced, protected and preserved. Executive officers of the Company fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the Company's operations.

Executive officers of the Company must:

Act with honesty and integrity, avoiding conflicts of interest in personal and professional relationships;

Disclose any material transaction or relationship that could reasonably give rise to a conflict;

Perform responsibilities with a view to causing periodic reports filed with the Securities and Exchange Commission, and other public communications, to contain information, which is accurate, full, fair, relevant and understandable;

Provide colleagues with information that is accurate, complete, objective, relevant and understandable;

Comply with applicable laws, rules and regulations of federal, state and local governments and other appropriate private and public regulatory agencies;

Act in good faith, with due care, competence and diligence, without misrepresenting material facts or allowing independent judgment to be subordinated;

Respect the confidentiality of information acquired in the course of employment where appropriate;

Proactively promote ethical and honest behavior within the workplace;

Assure responsible use of and control of all assets, resources and information in possession of the Company; and

Promptly report violations of this code to the Board of Directors.

All executive officers of the Company are expected to adhere to the highest level of personal and business ethics at all times. The Board of Directors shall have the authority to discipline any executive officer of the Company that has committed a violation of this Code of Ethics as deemed appropriate. The Board of Directors shall review the action at the subject executive officer's request. Appropriate disciplinary actions include:

Termination;

Required attendance at a ethics program;

Disclosure/notation in employment record; and

Rescission of subject transaction

The Board of Directors shall have the sole and absolute discretionary authority to approve any deviation or waiver from the Code of Ethics.

EXHIBIT 21.1

                           LINCOLN LOGS LTD.
                         LIST OF SUBSIDIARIES
                        As Of January 31, 2004



Thermo-Home Inc.

Snake River Log Homes, LLC

AFI Acquisition Company, LLC

Lincoln Logs Canada Ltd.

True Craft Log Structures Ltd.

Hart and Son Industries Ltd.

Lincoln Holding Corp.

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

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect the issuer's internal control over financial reporting ;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.



Date:  April 30, 2004		s/John D. Shepherd
					Name:  John D. Shepherd
					Title: Chairman of the Board of Directors,
					       President and Chief Executive Officer

EXHIBIT 31.2


CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                     SARBANES-OXLEY ACT OF 2002

I, Benjamin A. Shepherd, certify that:

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

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect the issuer's internal control over financial reporting ;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.




Date:  April 30, 2004		s/Benjamin A. Shepherd
					Name:  Benjamin A. Shepherd
					Title: Vice President - Finance & Corporate
                                     Development and Chief Financial Officer

EXHIBIT 32.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Lincoln Logs Ltd. (the "Company") on Form 10-KSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 30, 2004		   s/ John D. Shepherd
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


In connection with the annual report of Lincoln Logs Ltd. (the "Company") on Form 10-KSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 30, 2004		  s/ Benjamin A. Shepherd
					  Name:  Benjamin A. Shepherd
					  Title: Vice President - Finance & Corporate
					         Development and Chief Financial Officer


[ A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Securities and Exchange Commission or its staff upon request. ]