Form 10QSB
period 2004-04-30
LINCOLN LOGS LTD
filed 2004-06-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934
					For the quarterly period ended April 30, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
					For the transition period from       to
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
Yes (X)      No ( )


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at June 11, 2004
  Common Stock, $0.01 par value                    9,040,059

Transitional Small Business Disclosure Format (Check one): Yes ( )   No (X)


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             April 30, 2004 and January 31, 2004                     3 - 4

	     	Consolidated statements of operations for the
             three months ended April 30, 2004 and 2003              5

		Consolidated statements of changes in stockholders'
             equity for the three months ended April 30, 2004
             and the twelve months ended January 31, 2004            6

     		Consolidated statements of cash flows for the
             three months ended April 30, 2004 and 2003	         7

            Notes to consolidated financial statements               8 - 11


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               12 - 24

      ITEM  3.   CONTROLS AND PROCEDURES					   24


PART II.  OTHER INFORMATION                                          25


SIGNATURES                                                           26



                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     APRIL 30, 2004 AND JANUARY 31, 2004

                                   ASSETS
                                                April 30,       January 31,
                                                 2 0 0 4          2 0 0 4
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  450,231       $  750,239
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      494,103          337,166
  Inventories (raw materials)			      2,362,034        2,032,050
	Work in process					  424,721		 477,389
  Prepaid expenses and other current assets       709,395          564,883
  Income tax asset					  300,000		     ---
  Income taxes receivable                          76,354           97,427
  Mortgage and note receivable                      2,592            2,592
                                               ----------       ----------
     Total current assets                       4,819,430        4,261,746
                                               ----------       ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                          1,020,347        1,020,347
  Buildings and improvements                    3,045,822        3,047,979
  Machinery and equipment                       1,916,358        1,926,152
  Furniture and fixtures                        2,115,570        2,096,515
  Transportation equipment                        480,977          472,350
                                               ----------       ----------
                                                8,579,074        8,563,343
  Less: accumulated depreciation               (4,112,237)      (3,983,816)
                                               ----------       ----------
     Total property, plant and
       equipment - net                          4,466,837        4,579,527
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              59,450           60,053
  Deposits and other assets                        61,570           70,742
  Goodwill                                      1,322,876        1,319,970
  Intangible assets, net of accumulated
    amortization of $156,677 at April 30, 2004
    and $97,537 at January 31, 2004             1,496,066        1,546,032
                                               ----------       ----------
     Total other assets                         2,939,962        2,996,797
                                               ----------       ----------
TOTAL ASSETS                                  $12,226,229      $11,838,070
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                       APRIL 30, 2004 AND JANUARY 31, 2004

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  April 30,      January 31,
                                                   2 0 0 4        2 0 0 4
                                                 (Unaudited)     (Audited)
                                                -----------     -----------
CURRENT LIABILITIES:
  Borrowings on line of credit                  $   653,000     $   503,000
  Current installments of bank loans                118,980         118,980
  Current installments of notes payable,
    related parties					     93,458          93,458
  Current installments of notes payable             296,492         407,109
  Convertible subordinated debentures:
    Related parties                                     ---         210,000
    Other                                               ---		   10,000
  Current installments of capital lease
    obligations                                      17,843          22,211
  Trade accounts payable                          1,713,686       1,578,912
  Accrued salaries and wages                        213,701         196,243
  Accrued income taxes                                  991           1,000
  Accrued expenses                                  680,567         569,850
  Customer deposits                               3,597,470       2,575,847
                                                 ----------      ----------
     Total current liabilities                    7,386,188       6,066,610

LONG-TERM DEBT, net of current installments:
  Notes payable, related parties                    316,563         316,563
  Bank loans                                      1,941,787       1,960,687
  Notes payable                                     972,116       1,037,541
  Capital lease obligations                          12,086          17,581
                                                 ----------      ----------
    Total long-term debt                          3,242,552       3,332,372
                                                 ----------      ----------
OTHER LONG-TERM OBLIGATION                           15,000          15,000
                                                 ----------      ----------
    Total liabilities                            10,643,740       9,413,982
                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    ---             ---
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 9,544,299 shares     95,443          95,443
  Additional paid-in capital                      6,107,648       6,107,648
  Accumulated deficit                            (3,754,203)     (2,945,805)
  Accumulated other comprehensive income             18,036          51,237
                                                -----------      ----------
                                                  2,466,924       3,308,523
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   1,582,489       2,424,088
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $12,226,229     $11,838,070
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                       April 30,
                                                ----------------------
                                                 2 0 0 4       2 0 0 3
                                                ---------     ---------
NET SALES                                     $ 2,597,840   $ 1,695,186

COST OF SALES                                   2,003,262     1,016,528
                                               ----------    ----------
GROSS PROFIT                                      594,578       678,658
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     230,974       228,439
  Selling, general and administrative           1,463,319     1,148,280
                                               ----------    ----------
   Total operating expenses                     1,694,293     1,376,719
                                               ----------    ----------
(LOSS) FROM OPERATIONS                         (1,099,715)   (  698,061)
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   3,161         5,879
  Interest expense                             (   27,674)   (   12,277)
  Other                                            15,830        70,748
                                               ----------    ----------
   Total other income (expense) - net          (    8,683)       64,350
                                               ----------    ----------
(LOSS) BEFORE INCOME TAXES                     (1,108,398)   (  633,711)

INCOME TAX BENEFIT                             (  300,000)   (  221,000)
                                               ----------    ----------
NET (LOSS)                                    $(  808,398)  $(  412,711)
                                               ==========    ==========

PER SHARE DATA:
  Basic and diluted (loss) per share           $    ( .09)   $    ( .06)
                                               ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED APRIL 30, 2004 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2004

                                                                                                                     Other
                                                                              Accum-                                 Comp-
                                Number      Par     Additional               ulated Other                Total       rehen-
                                  of       value     paid-in    Accumulated  Comprehen-   Treasury    stockholders'  sive
                                shares     amount    capital      deficit    sive Income    stock        equity      Income
                               ---------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2003    7,759,299  $ 77,593  $5,681,554  $(2,768,414)         ---  $( 884,435) $  2,106,298        ---

Debt converted to common
  stock                        1,162,500    11,625     208,375          ---          ---         ---       220,000        ---

Common stock issued upon
  exercise of stock options       35,000       350       5,663          ---          ---         ---         6,013        ---

Common stock issued upon
  acquisition of business        287,500     2,875      73,456          ---          ---         ---        76,331        ---

Common stock issued upon
  acquisition of business        300,000     3,000     138,600          ---          ---         ---       141,600        ---

Foreign currency translation
  adjustment                                                            ---       51,237         ---        51,237     51,237

Net (loss) - 2004                    ---       ---         ---   (  177,391)         ---         ---   (   177,391)  (177,391)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2004    9,544,299  $ 95,443  $6,107,648  $(2,945,805) $    51,237  $( 884,435) $  2,424,088  $(126,154)
                                                                                                                    =========
Foreign currency translation
  adjustment                                                            ---   (   33,201)        ---   (    33,201)  ( 33,201)

Net (loss) - April 30, 2004          ---       ---         ---   (  808,398)         ---         ---   (   808,398)  (808,398)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at April 30, 2004      9,544,299  $ 95,443  $6,107,648  $(3,754,203) $    18,036  $( 884,435) $  1,582,489  $(841,599)
                              ==========  ========  ==========  ===========  ===========  ==========  ============  =========

See accompanying notes to consolidated financial statements.


                                  	 -  6  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
                                (UNAUDITED)
                                                     Three Months Ended
                                                         April 30,
                                                ----------------------------
                                                  2 0 0 4          2 0 0 3
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net (loss)  	                              $ ( 808,398)     $ ( 412,711)
  Adjustments to reconcile net (loss)
   to net cash (used) provided by
   operating activities:
     Depreciation                                   128,421           51,890
     Amortization                                    59,140              130
     Income tax asset                             ( 300,000)       ( 221,000)
     (Gain) on sale of assets held for resale           ---        (   5,689)
     Changes in operating assets and liabilities:
       (Increase) decrease in trade accounts
         receivable                               ( 156,937)         100,708
       (Increase) in inventories                  ( 277,316)       ( 399,143)
       (Increase) in prepaid expenses
         and other current assets                 ( 144,512)       ( 152,554)
       (Increase) decrease in deposits
         and other assets                             9,172        (  13,906)
       Increase in trade accounts payable           134,774          171,404
      Increase in customer deposits               1,021,623          309,315
       Increase (decrease) in accrued expenses,
         payroll, related taxes and withholdings    128,175        (  71,852)
       Decrease (increase) in income taxes
         receivable                                  21,073        (  11,592)
       (Decrease) in accrued income taxes         (       9)       (  23,100)
                                                 ----------       ----------
Net cash (used) provided by operating
	   activities  				        ( 184,794)       ( 678,100)
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                              (  15,731)       ( 134,451)
   Acquisition of businesses                      (   2,906)       ( 137,112)
   Proceeds from sale of assets held for
	 resale						        ---           10,000
   Payments on mortgage receivable                      603            1,879
                                                 ----------       ----------
   Net cash (used) by investing activities        (  18,034)       ( 262,684)
                                                 ----------       ----------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt             ---           41,611
   Proceeds from borrowing on line of credit        150,000              ---
   Loan origination fees                          (   9,174)             ---
   Repayments of capital leases                   (   9,863)       (  15,602)
   Repayments of bank loans                       (  18,900)       (   5,625)
   Repayments of notes payable                    ( 176,042)       (   8,067)
                                                 ----------       ----------
   Net cash provided (used) by financing
     activities                                   (  63,979)          12,317
                                                 ----------       ----------

Effect of foreign currency translation on cash    (  33,201)             ---
                                                 ----------       ----------

Net (decrease) in cash and cash equivalents       ( 300,008)       ( 928,467)

Cash and cash equivalents at
   beginning of period                              750,239        1,885,931
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $  450,231       $  957,464
                                                 ==========       ==========

See accompanying non-cash disclosure note (Note 5 to consolidated financial statements).
See accompanying notes to consolidated financial statements.

     					       -  7  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          APRIL 30, 2004 AND 2003

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the three-month periods ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 9,040,059 and 7,255,059 for the three-month periods ended April 30, 2004 and April 30, 2003, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. An income tax benefit of $300,000 and $221,000 was recognized in the three months ended April 30, 2004 and April 30, 2003, respectively.

(4) STOCK BASED COMPENSATION

   During the three-month period ended April 30, 2004 a stock option grant was made. Stock option activity for the three-month period ended April 30, 2004 and the fiscal year ended January 31, 2004 is summarized as follows:

                                                            Weighted Average
                                 Number of shares         Option Price Per Share
                                 ----------------         ----------------------
                             Qualified Non-Qualified     Qualified Non-Qualified
                             --------- -------------     --------- -------------
Balance at January 31, 2003    118,500       182,000         $0.16         $0.19
Granted during year             50,000           ---          0.50           ---
Cancelled during year              ---           ---           ---           ---
Exercised during year        (  35,000)          ---        ( 0.18)          ---
                             --------- -------------     --------- -------------
Balance at January 31, 2004    133,500       182,000         $0.29         $0.19
Granted during period              ---        50,000           ---          0.55
Cancelled during period            ---           ---           ---           ---
Exercised during period            ---           ---           ---           ---
                             --------- -------------     --------- -------------
Balance at April 30, 2004      133,500       232,000         $0.29         $0.27
                             ========= =============     ========= =============

  There were no Stock Options granted during the 3-month period ended April 30, 2004.

   All outstanding stock options are exercisable as of April 30, 2004 with the exception of 50,000 Non-Qualified Stock Options granted during the first quarter ended April 30, 2004. Those options become exercisable equally over a five-year period commencing with 10,000 options becoming exercisable on November 17, 2004. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant, except as noted above for the options granted during the first quarter ended April 30, 2004. The weighted average remaining contractual life of the outstanding options as of April 30, 2004 is 4.7 years.

   During the first quarter ended April 30, 2004, the Company granted 50,000 non-qualified stock options with an exercise price $0.55 per share. At the date of the grant, the fair market price for the Company's common stock was $0.90 per share. The Company issued these Non-Qualified Stock Options at a below market price because of a commitment the Company had made during the negotiations to purchase Snake River Log Homes, LLC in April 2003 when the fair market price for the Company's common stock was approximately $0.40 per share. Upon exercise of the Non-Qualified Stock Options, if the fair market price of the Company's common stock is greater than the option price on the date of exercise the grantee will realize ordinary income equal to the difference between the fair market price and the option price, and the Company will record compensation expense in the same amount.

   The following shows the pro-forma effect on net (loss) and (loss) per share for the quarter ended April 30, 2004 as if the value of the stock option grant were charged to earnings under the provision of SFAS No. 123:

  Net loss as reported                              $( 808,398)
  Stock compensation expense determined
    under the fair value method                      (   1,745)
                                                    ----------
  Pro forma net loss                                $( 810,143)
                                                    ==========

  Basic and diluted loss per share as reported          $(0.09)
  Pro forma basic and diluted loss per share            $(0.09)

   Pro forma information regarding net (loss) and (loss) per share shown above is presented as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using a Black-Scholes option pricing model. Limitations of the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company's stock-based awards to employees during the three-month period ended April 30, 2004 was estimated assuming no expected dividends, a risk free interest rate of 3.07%, an expected life of 5 years and an expected volatility of 1.116.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2004, cash was paid in the amounts of $21,001 for interest and $4,030 for income taxes. During the three months ended April 30, 2003, cash was paid in the amounts of $12,091 for interest and $34,692 for income taxes.

Non-cash investing and financing activities:

   During the first quarter ended April 30, 2004, there were no non-cash investing and financial transactions.

   During the first quarter ended April 30, 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

(6)  COMMITMENTS AND CONTINGENCIES

   Litigation: The Company is defending certain claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements. However, in two of these claims, each of which seek damages against the Company and other parties of $500,000, coverage has been denied by the Company's insurance carrier. These claims relate to the home's construction and are indemnified by the related dealer.

(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the three months ended April 30, 2003 have been reclassified to conform with the presentation for the three months ended April 30, 2004. None of the reclass-ifications had the effect of changing the net loss as previously reported.

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATIONS

  This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of Lincoln Logs Ltd. and its subsidiaries. It should be read in conjunction with the consolidated financial statements, notes and tables in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2004. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Factors That Could Affect Future Results" and elsewhere in this report on Form 10-QSB. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

  The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our newly-acquired subsidiary Snake River Log Homes LLC does provide this service from time to time. We sell a product line of solariums, which can be purchased separately or included as an integral part of the house design.
This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide our customers with detailed construction drawings that are stamped by a professional engineer as required. We sell several styles of log homes, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of the following four elements: (1) log and panelized home sales,
(2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. For the quarter ended April 30, 2004, approximately 75% of the Company's total sales are derived from log home and panelized home sales.

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

RESULTS OF OPERATIONS

  The following table illustrates our financial results for the fiscal quarter ended April 30, 2004 as compared to the fiscal quarter ended April 30, 2003 (in $1,000's US).

                                 1st                1st
                                Fiscal             Fiscal
                               Quarter    % of    Quarter    % of      %
                                 2004    Sales      2003    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $ 2,598    100%    $ 1,695    100%       53%
Cost of Sales                    2,003     77%      1,016     60%       97%
                               -------   -----    -------   -----    ------
Gross Profit                       595     23%        679     40%      -88%
Operating expense                1,694     65%      1,377     81%       23%
                               -------   -----    -------   -----    ------
(Loss) from Operations         ( 1,099)   -42%    (   698)   -41%       57%
Other (Expenses) Income, net   (     9)    --          64      4%     -114%
                               -------   -----    -------   -----    ------
(Loss) before Income Taxes     ( 1,108)   -42%    (   634)   -37%       75%
Income Tax Benefit                 300     11%        221     13%       36%
                               -------   -----    -------   -----    ------
Net (Loss)                     $(  808)   -31%    $(  413)   -24%       95%
                               =======   =====    =======   =====    ======

Critical Accounting Policies and Estimates

  The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  In addition to the significant accounting policies described in Note 2 of the Consolidated Financial Statements filed by the Company in its annual report on Form 10-KSB for the year ended January 31, 2004, the Company believes that the following addresses its critical accounting policies.

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products sold is recognized upon delivery to the customer. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. However, customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that was shared with the customer at the time of the contact signing. We deduct this amount from the deposit that accompanied the contract and return the remainder of the deposit to the customer.

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

RESULTS OF OPERATIONS

Comparison of three-month periods ended April 30, 2004 and April 30, 2003

  Revenues: Net sales were $2,597,840 for the three months ended April 30, 2004 as compared to $1,695,186 in the same period in 2003. The increase of $902,654 was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately seventy-five percent of total revenues are represented by home construction kit sales and this portion of our revenues improved through a forty-six percent increase in units shipped and a twenty-six percent increase in sales dollar volume. Offsetting these increases was a thirteen percent decrease in the average value of construction kit units shipped. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased approximately $489,100, or four hundred thirty-five percent, over the previous year's revenues, a significant portion of which was contributed by our newly-acquired companies. Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, products and style selections. We also intend to emphasize the sale of building materials through the offerings of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

  The first quarter of the fiscal year is typically slow in terms of shipments for the Company as these three months (February, March and April) are considered "winter months." While the first quarter ended April 30, 2004 showed improvement over the previous year's revenues, from a historical standpoint, the Company's peak shipping season truly does not begin until the month of May. The increase in revenues during the fiscal quarter ended April 30, 2004 as compared to the fiscal quarter ended April 30, 2003 reflects the realization of contributions of the subsidiaries acquired during the latter portion of the fiscal year ended January 31, 2004.

  Gross Profit/Cost of Sales: Our gross margin decreased to 23% of sales, or $594,578, in the first quarter ended April 30, 2004 from 40% of sales, or $678,658, in the first quarter ended April 30, 2003. The decrease in gross profit was the result of higher costs in all components (i.e., material, labor and overhead) of the cost of goods sold. These categories increased in the following manner over the previous fiscal year: an increase of five percent in material costs; an increase of seven percent in labor costs; and an increase of five percent in manufacturing overhead.

 The increase in raw materials cost that the Company encountered during the fiscal year ended January 31, 2004 continued during the three-month period ended April 30, 2004 with commodity lumber costs continuing to increase dramatically. The increase in labor costs was due to increased employment and increased wage and benefit costs.

 Manufacturing overhead increased due to increased costs of design and engineering, and increased costs associated with facilities and personnel. A contributing factor was the continued integration of our newly-acquired subsidiaries during the first fiscal quarter when the volume of shipments for both the newly-acquired subsidiaries and the Company are historically low. During the winter months of February, March and April, overhead costs rise as a percentage of sales due to the lower number of units shipped during that period. An additional factor that contributes to a declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to adjust to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and all of the shipments made during the first fiscal quarter were of contracts whose selling price was set prior to the increase in costs of materials.

  Operating expenses: Total operating expenses for the first quarter ended April 30, 2004 were $1,694,293 as compared with $1,376,719 during the first quarter ended April 30, 2003, an increase of $317,574, or 23%. As a percentage of net sales, operating expenses were 65% and 81%, respectively, for the three-month periods ended April 30, 2004 and 2003.

  Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the first quarter ended April 30, 2004 commissions amounted to $230,974, or 9% of net sales, compared with $228,439 in first quarter ended April 30, 2003, or 13% of net sales. While total commissions expense decreased 4% compared to our increase in total net sales of 53%, it does not necessarily follow that commissions will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not have independent dealers and sell most of their home building kits to third parties who in turn sell the product to the end user. This practice results in an elimination of the sales commission that is otherwise paid by the Company, however, the practice also generates a lower gross profit due to sales on a wholesale basis.

  Selling, general and administrative expenses of $1,463,319 in the first quarter ended April 30, 2004 have increased $315,039, or 27%, when compared to the selling, general and administrative expenses in the first quarter ended April 30, 2003 of $1,148,280. As a percentage of total net sales, selling, general and administrative expenses were 56% and 68%, for the first quarter ended April 30, 2004 and 2003, respectively. The primary items that contributed to the increase were an increase in personnel, increased professional fees, and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs. Additionally, our newly-acquired subsidiaries added to this category of spending during the quarter in contrast to the previous year when the entities were not yet a part of the Company.

  Interest expense: In the first quarter ended April 30, 2004, interest expense was comprised of interest paid on a new multi-faceted credit facility established in October 2003, notes payable to sellers of the newly acquired subsidiaries, and various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the previous year's amount, which reflects the increased amount of debt outstanding principally incurred from our acquisition activities.

  Income taxes: The Company accrues income tax expense on an inter-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the three-month periods ended April 30, 2004 and 2003, the Company accrued income tax benefits of $300,000 and $221,000, respectively.

  Net loss: Even though sales increased in the first quarter ended April 30, 2004 when compared to the previous year's first quarter, the Company incurred a net loss of $808,398. The Company's net loss for the first quarter ended April 30, 2003 equaled $412,711. The Company considers the first three months of its fiscal year, February, March and April, to be part of the "winter season" when shipments are historically low and expenses remain either constant, or rise in certain instances. Historically, the Company has never experienced a net profit in its first fiscal quarter ending on April 30th, and the current fiscal quarter was no exception. The addition of subsidiaries acquired during the latter portion of the fiscal year ended January 31, 2004 resulted in additional expenses that were incurred by the Company in a fiscal quarter that has historically been a less productive quarter due to the seasonal nature of the Company's business. However, the Company believes that its shipments will increase during the remainder of the fiscal year as its backlog of undelivered contracts at April 30, 2004 is 30% higher than the previous year's amount at the end of April 30, 2003, and with all newly-acquired subsidiaries contributing for the full fiscal year, we anticipate the Company will return to profitability in fiscal 2005.

 LIQUIDITY AND CAPITAL RESOURCES

  Fiscal year 2004 brought significant changes to the Company's financial structure as a result of the acquisition of three businesses and the acquisition of the assets of a fourth business. In August 2003 we acquired True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., two companies located in
Maple Ridge, British Columbia, Canada that were affiliated through common ownership; in October 2003 we acquired all of the assets of Adirondack Forest Industries, Inc., a saw mill located in Galway, New York; and in November 2003 we acquired Snake River Log Homes LLC, located in Rigby, Idaho. With these acquisitions, we intend to expand our product offerings, to have manufacturing and distribution capability on the west coast of North America, to increase the Company's market share both domestically and internationally, to acquire the capability to manufacture the wood products that we sell, and to employ the talent of certain individuals who are associated with the companies acquired.

  The table below illustrates the effects this acquisition plan has had on our financial statements (in $1,000's of US dollars):

                                    As of April 30,    January 31,
                                    2004       2003       2004
  Financial Condition:
    Total Assets                 $ 12,226   $  6,627   $ 11,838
    Total Liabilities            $ 10,644   $  4,934   $  9,414
    Total Equity                 $  1,582   $  1,693   $  2,424
    Debt/equity ratio                2.79	       .34       1.85
    Assets/debt ratio                2.76      11.67       2.64
  Working Capital:
    Current Assets               $  4,819   $  3,784   $  4,262
    Current Liabilities          $  7,386   $  4,483   $  6,067
    Current Ratio                     .65        .93        .70
  Cash Position:
    Cash & cash equivalents      $    450   $    957   $    750
    Cash (used) in operations    $(   185)  $(   678)  $(   250)

Financial Condition

  For the year ended January 31, 2004, the Company had a significant increase in assets from $6,627,407 at April 30, 2003 to $11,838,070 at January 31, 2004.
Total assets at April 30, 2004 are 12,226,229. The majority of this increase came as a result of the acquisitions completed during the fiscal year ended January 31, 2004, with significant increases in the areas of property, plant and equipment, other intangible assets and goodwill. We also had a substantial increase in total liabilities from $4,933,820 at April 30, 2003 to $9,413,982 at January 31, 2004, the majority of which is represented by an increase in total debt of approximately $3,909,000 during that nine month period. Total liabilities at April 30, 2004 are $10,643,740.

  During the fiscal year ended January 31, 2004 we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which the Company has utilized $2,713,767 as of April 30, 2004. The proceeds from borrowings against the credit facility were used principally to finance the Company's recent acquisitions. We also used common stock of the Company, as well as seller financing in the form of non-interest bearing long-term notes to finance portions of the acquisitions completed by the Company.

  The credit facility with First Pioneer has four separate components including a revolving line of credit intended for the purchase of inventory and other operating needs. The credit facility has various maturity dates ranging from yearly renewal for the line of credit to terms of four to ten years for the long-term portions. The interest rate for the majority of the borrowings under the First Pioneer credit facility is at the prime rate as published in the Wall Street Journal, but the interest rate for one million dollars of the credit facility is fixed for a two-year period at a below-prime rate. This portion of the loan is subsidized by the State of New York and is provided as an incentive for the creation of employment in the State of New York.

  The seller financing is payable over terms of five to seven years with the majority of the notes subject to monthly repayments while a smaller amount is due on an annual basis. All the seller financing notes are non-interest bearing, however, interest has been imputed for financial statements purposes using rates that approximate those for similar un-secured promissory notes.

  In May 2003, all holders of the Company's Series B and Series C Convertible Subordinated Debentures, a total of $220,000, converted their holdings into the common stock of the Company at the maturity date of the debentures. The Company issued 1,162,500 shares of common stock pursuant to the conversion of those debentures.

Working Capital; Sources and Uses of Cash

  At April 30, 2004, we had a working capital deficiency of $2,566,758 as current liabilities exceeded current assets. At January 31, 2004, we had a working capital deficiency of $1,804,864. For the three month period ended April 30, 2004, our working capital deficiency increased by $761,894. Our balance of cash and cash equivalents decreased during first quarter ended April 30, 2004 primarily due to cash used for the repayment of debt, the purchase of inventory and machinery, and the financing of accounts receivable. Cash was provided primarily by an increase in trade accounts payable and accrued expenses, receipt of customer deposits and borrowing against our line of credit.

  We believe that our cash and cash equivalents, together with expected revenues from operations will be sufficient to meet the Company's anticipated working capital requirements for the remainder of fiscal year 2005. Our cash balances decrease and our accounts payable increase during the winter season of our business cycle (which includes the first fiscal quarter of each year), which is the period of time during which the Company historically generates the least amount of shipping activity each fiscal year. We anticipate that as we enter into the building season shipping cycle, beginning in May, that we will generate the needed working capital from the Company's undelivered backlog of contracts at April 30, 2004. Also, we have not drawn all of the available funds provided under the First Pioneer credit facility, which is available to us to supplement the funds generated by the Company's operations.

  Our backlog of undelivered contracts at April 30, 2004 was approximately $26,559,300. This is an increase of $6,199,800, or 30%, over the backlog of undelivered contracts at April 30, 2003 when the backlog was approximately $20,359,500. At the Company's fiscal year end date of January 31, 2004, the backlog was approximately $25,220,000. A contract is considered to be part of our backlog when the contact is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 44% of the undelivered contracts in the backlog at the end of a fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's shipments for the fiscal year ending January 31, 2005, approximately $11,097,000 of product is anticipated to be delivered with respect the contracts contained in the beginning backlog at January 31, 2004. In the first quarter ended April 30, 2004, approximately 87% of the shipments originated from the beginning backlog at January 31, 2004. In the previous year's first quarter ended April 30, 2003, 100% of the shipments originated from the beginning backlog at January 31, 2003.

  The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same fiscal year. Of the shipments made during fiscal year ended January 31, 2004 approximately $4,599,000 originated from contracts written during that fiscal year which represented approximately 20% of contracts written during that fiscal year. In the fiscal quarter ended April 30, 2004, approximately 13% of the shipments originated from contracts written during such fiscal quarter. In the previous year's first quarter ended April 30, 2003, there were no shipments of contracts that were written during that fiscal quarter then ended. It should be noted that shipments made during the first three months of the Company's fiscal year are predominately of contracts written in the immediately preceding fiscal year, and historically, the fact that few or none of the contracts written during the Company's first quarter are shipped during the first quarter has not had a material impact on the Company's total shipments to be made for the full fiscal year. Fiscal year 2005 potential revenues are contingent on various factors including general economic conditions, weather, interest rates, the overall market climate for new housing construction and the ability of our customers to complete the necessary pre-delivery prerequisites, such as building site preparation.

  The table below illustrates the changes in our backlog for the first quarters ended April 30, 2004 and 2003, and for the last two fiscal years ended January 31, 2004 and 2003 (in $1,000's of US dollars):

                                Quarter Ended         Fiscal Year Ended
                                  April 30,              January 31,
                                2004      2003          2004      2003

Beginning backlog            $ 25,220  $ 20,088      $ 20,088  $ 17,667
  Add:  New contracts           4,758     3,419        23,266    20,926

        Amendments                625       233           710       482
                             --------  --------      --------  --------
          Sub-total            30,603    23,740        44,064    39,075
  Less: Shipments             - 2,037   - 1,583       -13,842   -13,156
        Cancellations         - 2,007   - 1,798       - 5,002   - 5,831
                             --------  --------      --------  --------
  Ending backlog             $ 26,559  $ 20,359      $ 25,220  $ 20,088
                             ========  ========      ========  ========

  Each year we experience contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the total population of reasons given by our customers. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will be cancelled in the subsequent fiscal year. Similarly, the Company's records over the past four years, for which such statistics have been kept, indicate that an average of 5% of the contracts written during the fiscal year will also be cancelled during that same fiscal year. In the event of cancellation of a contract, the Company realizes a certain amount of revenue for work performed relating to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During quarters ended April 30, 2004 and 2003 we realized revenues of $78,974 and $33,035, respectively, related to the aforementioned services.

Contractual Cash Obligations

  We have a number of long-term obligations requiring future payments pursuant to debt and lease agreements. All of our contractual obligations have contractual terms whereby the due date of the debt is accelerated upon the occurrence of certain "events of default." These events of default are standard terms and conditions in most business debt agreements, such as nonpayment of the obligation, or allowing a judgment to be levied against the collateralized property that goes un-remedied for more than 30 days. If and when an event of default occurs, and the lender declares that there is an event of default and if the default is not corrected within 30 days of such notice (90 days in the case of certain seller financing notes), the obligations and any unpaid interest become due and payable immediately.

  The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. Examples of the affirmative covenants include compliance with laws; maintaining insurance; maintaining the property; maintaining books and records, and similar items. Examples of the negative covenants include prohibiting liens or security interests to be placed against any of our assets; we cannot change fiscal years; we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require the Company to provide First Pioneer with audited financial statements on an annual basis; to provide quarterly operating statements; to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2004, the Company failed to meet the current ratio and the minimum tangible net worth financial requirements. Failing to meet these financial covenants constituted an "event of default" under the terms of the First Pioneer

Credit Facility. The Company applied for and received waivers from First Pioneer with regard to these financial covenants, and, accordingly, the events of default are deemed cured for the fiscal year ended January 31, 2004. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2004, and there were no known events of default at April 30, 2004.

  We believe that there were unusual circumstances that contributed to our being in default with regard to the financial covenant ratios of the with respect to the First Pioneer Credit Facility. The acquisitions that we made took place much later in the fiscal year than initially planned. When the financing credit was proposed by First Pioneer in the summer of 2003, our projections of financial contribution by the companies targeted for acquisition indicated to us that we would achieve the financial covenants proposed by First Pioneer. However, several issues could not be resolved quickly and the acquisitions took place in the autumn of 2003, just as the building season shipping cycle was coming to a close. We believe, with the benefit of a full business cycle and our newly-acquired companies contributing during the full business cycle, that we will be able to meet the covenants contained in the credit agreement for the fiscal year ending January 31, 2005. First Pioneer has advised the Company that our inability to meet the goals set by First Pioneer has in no fashion damaged our relationship with them, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects.

Factors That Could Affect Future Results

  Certain statements made in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the year ended January 31, 2004 are forward-looking statements based on our current expectations, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-QSB and in our Form 10-KSB for the year ended January 31, 2004. You should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-KSB, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations.

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

The success of our acquisition in Canada is dependent on the ability of the Company to shift its manufacturing requirements for its customers located in the western United States to the Company's newly-acquired facility in British Columbia, Canada.
  A significant determining factor for the purchase of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., the companies located in Maple Ridge, British Columbia, Canada was the ability to ship their soft wood home packages into the United States under an exemption from the soft wood tariff that was instituted by the United States government in April 2002. An additional consideration for the acquisition was the potential cost savings of shipping home building packages from British Columbia, Canada to customers located in the western United States instead of shipping home building kits from the Company's facilities located in New York. The Company filed an application for a Binding Tariff Classification Ruling decision from United States customs authorities on April 6, 2004, and received a favorable response to such application on May 12, 2004. Without the Binding Tariff Classification Ruling decision shipping home construction kits from British Columbia, Canada to customers located in the western portion of the United States would be more expensive than shipping the home construction kits from the Company's facilities located in New York. Now that the Company has received a favorable decision from the U.S. customs authorities, the speed with which the Company can shift its west coast manufacturing requirements to its subsidiary in British Columbia, Canada will have an impact on its financial performance for the remainder of the Company's fiscal year 2005 and beyond.

Our industry is subject to economic fluctuations based on mortgage interest rates.
  The home construction industry has enjoyed robust sales over the past several years as mortgage interest rates have been at or near historical lows. Should there be an increase in mortgage rates in the future, such an increase may have an effect on the number of prospective purchasers of newly-constructed homes, which, in turn may have an effect on the number of home construction kits that the Company is be able to sell.

We are dependent the performance of certain third-party individuals and entities.
  We manufacture a home construction kit to be purchased by individuals who desire to build a new home. The Company does not build the home nor do we provide certain interior amenities such as plumbing, wiring, cabinet, etc., nor do we prepare the building site or install wells or septic systems. Our ability to ship the home construction kit is dependent to a large extent upon the timely performance of third party individuals and entities, such as building permit reviewing agencies and contractors, to complete their portion of the work scheduled prior to our shipment of product. Any adverse incident with these third party individuals and entities, such as lack of availability of heavy machinery to excavate a job site, can interfere with our ability to make shipments to our customers, and consequently, our ability to generate additional revenue.

The industry is sensitive to seasons and weather.
  The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company in light of the fact that, historically, a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than expected and stay later than expected into the spring season. In addition, the initial months of spring can include rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and it has experienced a comparable loss in the first quarter of fiscal year 2005. The Company is working to address the impact of the winter season on the Company's historical first-quarter financial performance through acquisitions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In July 2002, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after January 31, 2003. The Company does not believe this statement will have a material impact on its financial statements.

  In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). The standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. During the fiscal year ended January 31, 2003, we adopted the disclosures provisions of SFAS No. 148.

  In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). During the year ended January 31, 2004, we adopted the provisions of SFAS No. 149, and it had no material effect on the Company's results of operations or financial position.

  In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. During the year ended January 31, 2004, we adopted the provisions of SFAS No. 150, and it had no material effect on the Company's results of operations or financial position.

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

  In December 2003, FASB issued Financial Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entity ("VIE") and determining when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of April 30, 2004 and January 31, 2004, we did not have any VIE.

ITEM 3.  CONTROLS AND PROCEDURES

  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


            b. Reports on Form 8-K
                 None.

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

                              LINCOLN LOGS LTD.


                              / s /  John D. Shepherd
                              John D. Shepherd
                              Chairman of the Board, President and
                              Chief Executive Officer

                              June 14, 2004

                              / s /  Benjamin A. Shepherd
                              Benjamin A. Shepherd
                              Vice President and Chief Financial Officer

                              June 14, 2004

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

	4. The registrant's other certifying officers and I are responsible for
	   establishing and maintaining disclosure controls and procedures
         (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
         registrant and have:

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

		c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the
            registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting;

 	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's
	      ability to record, process, summarize and report financial information; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: June 14, 2004
                                  / s /  John D. Shepherd
                                  Name:  John D. Shepherd
                                  Title: Chairman of the Board, President
                                    and Chief Executive Officer

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

	4. The registrant's other certifying officers and I are responsible for
	   establishing and maintaining disclosure controls and procedures
         (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
         registrant and have:

		a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its
		consolidated subsidiaries, is made known to us by others within
		those entities, particularly during the period in which this
		quarterly report is being prepared;

		b) evaluated the effectiveness of the registrant's disclosure
		controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

		c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the
            registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting;

 	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

		a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's
	      ability to record, process, summarize and report financial information; and

		b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: June 14, 2004
                                  / s /  Benjamin A. Shepherd
                                  Name:  Benjamin A. Shepherd
                                  Title: Vice President and Chief
                                    Financial Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 14, 2004          s/ John D. Shepherd
                              Name:  John D. Shepherd
                              Title:  Chairman of the Board of Directors,
                                President and Chief Executive Officer


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

EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 14, 2004          s/ Benjamin A. Shepherd
                              Name:  Benjamin A. Shepherd
                              Title:  Vice President and Chief Financial
                                Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]