Form 10QSB
period 2004-07-31
LINCOLN LOGS LTD
filed 2004-09-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934
					For the quarterly period ended July 31, 2004

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

           Class                          Outstanding at September 10, 2004
  Common Stock, $0.01 par value                    9,040,059

Transitional Small Business Disclosure Format (Check one): Yes ( )   No (X)


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             July 31, 2004 and January 31, 2004                      3 - 4

	     	Consolidated statements of operations for the
             six months ended July 31, 2004 and 2003                 5

	     	Consolidated statements of operations for the
             three months ended July 31, 2004 and 2003               6

		Consolidated statements of changes in stockholders'
             equity for the six months ended July 31, 2004
             and the twelve months ended January 31, 2004            7

     		Consolidated statements of cash flows for the
             six months ended July 31, 2004 and 2003	               8

            Notes to consolidated financial statements               9 - 12


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               13 - 28

      ITEM  3.   CONTROLS AND PROCEDURES					   28 - 29


PART II.  OTHER INFORMATION                                          30 - 31


SIGNATURES                                                           31



                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JULY 31, 2004 AND JANUARY 31, 2004

                                   ASSETS
                                                July 31,        January 31,
                                                 2 0 0 4          2 0 0 4
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $1,177,193       $  750,239
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $20,199                                      630,532          337,166
  Inventories (raw materials)			      2,086,710        2,032,050
	Work in process					  593,644		 477,389
  Prepaid expenses and other current assets       733,304          564,883
  Income tax asset					   45,000		     ---
  Income taxes receivable                          65,051           96,427
  Mortgage and note receivable                      5,623            2,592
                                               ----------       ----------
     Total current assets                       5,337,057        4,260,746
                                               ----------       ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                          1,012,347        1,020,347
  Buildings and improvements                    2,889,297        3,047,979
  Machinery and equipment                       1,952,896        1,926,152
  Furniture and fixtures                        2,102,547        2,096,515
  Transportation equipment                        493,066          472,350
                                               ----------       ----------
                                                8,450,153        8,563,343
  Less: accumulated depreciation               (4,080,915)      (3,983,816)
                                               ----------       ----------
     Total property, plant and
       equipment - net                          4,369,238        4,579,527
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              73,413           60,053
  Deposits and other assets                        56,716           70,742
  Goodwill                                      1,336,839        1,319,970
  Other intangible assets, net of accumulated
    amortization of $197,707 at July 31, 2004
    and $97,537 at January 31, 2004             1,455,036        1,546,032
                                               ----------       ----------
     Total other assets                         2,922,004        2,996,797
                                               ----------       ----------
TOTAL ASSETS                                  $12,628,299      $11,837,070
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                        JULY 31, 2004 AND JANUARY 31, 2004

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  July 31,       January 31,
                                                   2 0 0 4        2 0 0 4
                                                 (Unaudited)     (Audited)
                                                -----------     -----------
CURRENT LIABILITIES:
  Borrowings on line of credit                  $   403,000     $   503,000
  Current installments of bank loans                118,980         118,980
  Current installments of note payable,
    related party  					     93,458          93,458
  Current installments of notes payable             293,310         407,109
  Current installments of capital lease
    obligations                                      22,211          22,211
  Trade accounts payable                          1,517,408       1,578,912
  Accrued salaries and wages                        232,251         196,243
  Accrued expenses                                  958,811         569,850
  Customer deposits                               3,686,972       2,575,847
                                                 ----------      ----------
     Total current liabilities                    7,326,401       6,065,610

LONG-TERM DEBT, net of current installments:
  Note payable, related party                       316,563         316,563
  Bank loans                                      1,922,887       1,960,687
  Notes payable                                     937,412       1,037,541
  Capital lease obligations                           9,736          17,581
                                                 ----------      ----------
    Total long-term debt                          3,186,598       3,332,372
                                                 ----------      ----------
OTHER LONG-TERM OBLIGATION                           15,000          15,000
                                                 ----------      ----------
    Total liabilities                            10,527,999       9,412,982
                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	and outstanding - 0 - shares	                    ---             ---
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 9,544,299
      shares                                         95,443          95,443
  Additional paid-in capital                      6,107,648       6,107,648
  Accumulated deficit                            (3,263,549)     (2,945,805)
  Accumulated other comprehensive income             45,193          51,237
                                                -----------      ----------
                                                  2,984,735       3,308,523
  Less:  cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   2,100,300       2,424,088
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $12,628,299     $11,837,070
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003
                                  (UNAUDITED)
<CAPTION)
                                                   Six Months Ended
                                                       July 31,
                                                ----------------------
                                                 2 0 0 4       2 0 0 3
                                                ---------     ---------
NET SALES                                     $10,194,672   $ 6,441,447

COST OF SALES                                   6,635,351     3,536,295
                                               ----------    ----------
GROSS PROFIT                                    3,559,321     2,905,152
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                   1,038,112       744,667
  Selling, general and administrative           2,894,394     2,184,995
                                               ----------    ----------
   Total operating expenses                     3,932,506     2,929,662
                                               ----------    ----------
(LOSS) FROM OPERATIONS                         (  373,185)   (   24,510)
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   4,469         9,234
  Interest expense                             (   58,624)   (   18,727)
  Other                                            64,596       101,824
                                               ----------    ----------
   Total other income - net                        10,441        92,331
                                               ----------    ----------
(LOSS) INCOME BEFORE INCOME TAXES              (  362,744)       67,821

INCOME (TAXES) BENEFIT                             45,000    (   20,000)
                                               ----------    ----------
NET (LOSS) INCOME                             $(  317,744)  $    47,821
                                               ==========    ==========

PER SHARE DATA:
  Basic (loss) earnings per share              $    ( .04)   $      .01
                                               ==========    ==========

  Diluted (loss) earnings per share            $    ( .04)   $      .01
                                               ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                       July 31,
                                                ----------------------
                                                 2 0 0 4       2 0 0 3
                                                ---------     ---------
NET SALES                                     $ 7,596,832   $ 4,746,261

COST OF SALES                                   4,632,089     2,519,767
                                               ----------    ----------
GROSS PROFIT                                    2,964,743     2,226,494
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     807,138       516,228
  Selling, general and administrative           1,431,075     1,036,715
                                               ----------    ----------
   Total operating expenses                     2,238,213     1,552,943
                                               ----------    ----------
INCOME FROM OPERATIONS                            726,530       673,551
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   1,308         3,355
  Interest expense                             (   30,950)   (    6,450)
  Other                                            48,766        31,076
                                               ----------    ----------
   Total other income - net                        19,124        27,981
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                        745,654       701,532

INCOME TAXES                                   (  255,000)   (  241,000)
                                               ----------    ----------
NET INCOME                                    $   490,654   $   460,532
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share                     $      .05    $      .06
                                               ==========    ==========

  Diluted earnings per share                   $      .05    $      .05
                                               ==========    ==========


See accompanying notes to consolidated financial statements.




                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JULY 31, 2004 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2004

                                                                                                                     Other
                                                                              Accum-                                 Comp-
                                Number      Par     Additional               ulated Other                Total       rehen-
                                  of       value     paid-in    Accumulated  Comprehen-   Treasury    stockholders'  sive
                                shares     amount    capital      deficit    sive Income    stock        equity      Income
                               ---------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2003    7,759,299  $ 77,593  $5,681,554  $(2,768,414)         ---  $( 884,435) $  2,106,298        ---

Debt converted to common
  stock                        1,162,500    11,625     208,375          ---          ---         ---       220,000        ---

Common stock issued upon
  exercise of stock options       35,000       350       5,663          ---          ---         ---         6,013        ---

Common stock issued upon
  acquisition of business        287,500     2,875      73,456          ---          ---         ---        76,331        ---

Common stock issued upon
  acquisition of business        300,000     3,000     138,600          ---          ---         ---       141,600        ---

Foreign currency translation
  adjustment                                                            ---       51,237         ---        51,237     51,237

Net (loss) - 2004                    ---       ---         ---   (  177,391)         ---         ---   (   177,391)  (177,391)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2004    9,544,299  $ 95,443  $6,107,648  $(2,945,805) $    51,237  $( 884,435) $  2,424,088  $(126,154)
                                                                                                                    =========
Foreign currency translation
  adjustment                                                            ---   (    6,044)        ---   (     6,044)  (  6,044)

Net (loss) - six months
  ended July 31, 2004                ---       ---         ---   (  317,744)         ---         ---   (   317,744)  (317,744)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at July 31, 2004       9,544,299  $ 95,443  $6,107,648  $(3,263,549) $    45,193  $( 884,435) $  2,100,300  $(323,788)
                              ==========  ========  ==========  ===========  ===========  ==========  ============  =========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003
                                (UNAUDITED)
                                                      Six Months Ended
                                                         July 31,
                                                ----------------------------
                                                  2 0 0 4          2 0 0 3
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net (loss) income  	                        $(  317,744)     $    47,821
  Adjustments to reconcile net (loss) income
   to net cash (used) provided by
   operating activities:
     Depreciation                                   245,946           97,552
     Amortization                                   100,170              260
     Income taxes                                (   45,000)             ---
     (Gain) on sale of assets held for resale           ---       (    4,664)
     (Gain) on sale of real property             (   36,656)             ---
     (Gain) on disposition of asset related to
       insurance claim                           (   10,059)             ---
     Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable   (  293,366)      (  274,243)
       (Increase) in inventories                 (  170,915)      (  432,596)
       (Increase) in prepaid expenses
         and other current assets                (  168,421)      (  187,160)
       Decrease in deposits and other assets         14,026              924
       (Decrease) increase in trade accounts
         payable                                 (   61,504)         398,773
       Increase (decrease) in customer deposits   1,111,125       (  493,440)
       Increase in accrued expenses, payroll and
         related taxes and other current
         liabilities                                424,969          112,197
       (Increase) in due from related parties           ---       (   29,385)
       Decrease (increase) in income taxes
         receivable                                  31,376       (   11,592)
       (Decrease) in accrued income taxes               ---       (    3,100)
                                                 ----------       ----------
Net cash provided (used) by operating
	   activities  				          823,947       (  778,653)
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                             (   89,789)      (  137,455)
   Acquisition of businesses                     (   16,869)      (  234,988)
   Proceeds from the sale of assets held for
	 resale						        ---           10,000
   Proceeds from the sale of real property           67,916              ---
   Proceeds from disposition of insurance
     claim                                           32,931              ---
   Issuance of mortgages receivable              (   17,400)             ---
   Payments received on mortgage receivable           1,009            2,072
                                                 ----------       ----------
   Net cash (used) by investing activities       (   22,202)      (  360,371)
                                                 ----------       ----------
FINANCING ACTIVITIES:
   Capital received upon exercise of stock
     options                                            ---            4,413
   Proceeds from borrowing on line of credit        150,000              ---
   Repayment of line of credit                   (  250,000)             ---
   Loan origination fees                         (    9,174)             ---
   Repayments of capital leases                  (    7,845)      (   31,888)
   Repayments of bank loans                      (   37,800)      (   11,250)
   Repayments of notes payable                   (  213,928)      (   18,484)
                                                 ----------       ----------
   Net cash (used) by financing activities       (  368,747)      (   57,209)
                                                 ----------       ----------
Effect of foreign currency translation on cash   (    6,044)             ---
                                                 ----------       ----------
Net increase (decrease) in cash and cash
  equivalents                                       426,954       (1,196,233)

Cash and cash equivalents at
   beginning of period                              750,239        1,885,931
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $1,177,193       $  689,698
                                                 ==========       ==========

See accompanying non-cash disclosure note (Note 5 to consolidated financial statements).
See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			           JULY 31, 2004 AND 2003

(1) BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the six-month periods ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(2) EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 9,040,059 and 7,759,327 for the six-month periods ended July 31, 2004 and 2003, respectively, and 9,040,059 and 8,247,151 for the three-month periods ended July 31, 2004 and July 31, 2003, respectively.

   Diluted earnings per share is computed based on the weighted average number of common shares outstanding during the respective periods and adding to that amount common stock equivalents, that is items that are convertible into common stock. When the effects are dilutive, the convertible subordinated debentures are assumed to have been converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures. Stock options are included in the computation of dilutive earnings per share under the treasury stock method if the effect is dilutive. Diluted (loss) per share for the six-month period ended July 31, 2004 is the same as basic (loss) per share because the effect of including stock options in the calculation would be anti-dilutive.

   The numerator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2004 and 2003 was determined as follows:

                                                            2004        2003
Net income used to calculate basic earnings per share $(317,744) $ 47,821 Add back interest expense related to convertible
  debentures                                                   ---        7,408
                                                         ---------    ---------
Numerator for calculation of diluted earnings per
  share                                                  $(317,744)   $  55,229
                                                         =========    =========

   The denominator in the calculation of diluted earnings (loss) per share for the six-month periods ended July 31, 2004 and 2003 was determined as follows:

                                                            2004         2003
Weighted average outstanding shares used to calculate
  basic earnings per share					   9,040,059    7,759,327
Add shares issuable assuming conversion of debentures	         ---      667,956
Add shares issuable assuming exercise of outstanding
  stock options                                                ---      181,106
                                                         ---------    ---------
Denominator for calculation of diluted earnings per
  share                                                  9,040,059    8,608,389

Basic (loss) earnings per share                             $(0.04)       $0.01
Diluted (loss) earnings per share                           $(0.04)       $0.01

   The numerator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2004 and 2003 was determined as follows:

                                                             2004         2003
Net income used to calculate basic earnings per share	   $ 490,654    $ 460,532
Add back interest expense related to convertible
  debentures                                                   ---        1,058
                                                         ---------    ---------
Numerator for calculation of diluted earnings per share  $ 490,654    $ 461,590
                                                         =========    =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended July 31, 2004 and 2003 was determined as follows:

                                                             2004         2003
Weighted average outstanding shares used to calculate
  Basic earnings per share                               9,040,059    8,247,151
Add shares issuable assuming conversion of debentures	         ---      189,538
Add shares issuable assuming exercise of outstanding
  Stock options                                            198,186      196,331
                                                         ---------    ---------
Denominator for calculation of diluted earnings per
  share                                                  9,238,245    8,633,020

Basic earnings per share                                    $ 0.05        $0.06
Diluted earnings per share                                  $ 0.05        $0.05

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. An income tax benefit of $45,000 was recognized in the six-month period ended July 31, 2004. A provision for income taxes was provided in the amount of $20,000 in the six-month period ended July 31, 2003.

For the three-month periods ended July 31, 2004 and 2003, a provision for income taxes was provided in the amount of $255,000 and $241,000, respectively.

(4) STOCK BASED COMPENSATION

   During the six-month period ended July 31, 2004 a stock option grant was made. Stock option activity for the six-month period ended July 31, 2004 and the fiscal year ended January 31, 2004 is summarized as follows:

                                                            Weighted Average
                                 Number of shares         Option Price Per Share
                                 ----------------         ----------------------
                             Qualified Non-Qualified     Qualified Non-Qualified
                             --------- -------------     --------- -------------
Balance at January 31, 2003    118,500       182,000         $0.16         $0.19
Granted during year             50,000           ---          0.50           ---
Cancelled during year              ---           ---           ---           ---
Exercised during year        (  35,000)          ---        ( 0.18)          ---
                             --------- -------------     --------- -------------
Balance at January 31, 2004    133,500       182,000         $0.29         $0.19
Granted during period              ---        50,000           ---          0.55
Cancelled during period            ---           ---           ---           ---
Exercised during period            ---           ---           ---           ---
                             --------- -------------     --------- -------------
Balance at July 31, 2004       133,500       232,000         $0.29         $0.27
                             ========= =============     ========= =============

  There were no Stock Options granted during the six-month period ended July 31, 2003.

   All outstanding stock options are exercisable as of July 31, 2004 with the exception of 50,000 Non-Qualified Stock Options granted during the first quarter ended April 30, 2004. Those options become exercisable equally over a five-year period commencing with 10,000 options becoming exercisable on November 17, 2004. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant, except as noted above for the options granted during the first quarter ended April 30, 2004. The weighted average remaining contractual life of the outstanding options as of July 31, 2004 is 4.5 years.

   During the first quarter ended April 30, 2004, the Company granted 50,000 non-qualified stock options with an exercise price $0.55 per share. At the date of the grant, the fair market price for the Company's common stock was $0.90 per share. The Company issued these Non-Qualified Stock Options at a below market price because of a commitment the Company had made during the negotiations to purchase Snake River Log Homes, LLC in April 2003 when the fair market price for the Company's common stock was approximately $0.40 per share. The fair value of these options at the time of the grant was $0.76. The fair value is recognized by the Company as compensated cost in the accompanying statement of operations as the stock options vest. At July 31, 2004, compensation cost related to this stock option grant amounted to $3,752.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the six months ended July 31, 2004, cash was paid in the amounts of $59,229 for interest and $4,030 for income taxes. During the six months ended July 31, 2003, cash was paid in the amounts of $18,180 for interest and $34,692 for income taxes.

Non-cash investing and financing activities:

   During the six-month period ended July 31, 2004, the Company sold real property not associated with its core business. In connection with this transaction, the Company agreed to hold two second mortgages in the amount of $8,700 each. The mortgages have a term of five years, bear interest at 6% and are payable in equal monthly installments.

   During the six-month period ended July 31, 2003, the following non-cash investing and financing transactions occurred:

   On May 15, 2003, all holders of Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively the "Debentures") elected to convert their respective holdings into the common stock of the Company. At May 15, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures were converted into 1,162,500 shares of common stock. At July 31, 2003, the outstanding balance of the Debentures was zero.

   In March 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

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


(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Statement of Operations for the six months ended July 31, 2003 have been reclassified to conform with the presentation for the six months ended July 31, 2004. None of the reclass-ifications had the effect of changing the net income as previously reported.

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

Overview

  The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our newly-acquired subsidiary Snake River Log Homes LLC does provide this service from time to time. We sell a product line of solariums, which can be purchased separately or included as an integral part of the house design.
This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide our customers with detailed construction drawings that are stamped by a professional engineer as required. We sell log homes using a variety of types and finished styles of logs, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of the following four elements: (1) log and panelized home sales, (2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. For the six-month period ended July 31, 2004, approximately 87% of the Company's total sales are derived from log home and panelized home sales.

  We consider the activities relating to the manufacture and distribution of log home and panelized home construction kits to be our core business. Our business strategy is to promote and grow our core business, and to create diversification in our product lines in an effort to add strength and breadth to our business structure. As a result, we are dedicating significant resources to building infrastructure for the support of our core business and for the purpose of increasing the Company's product diversification through acquisitions. Although we are experiencing costs associated with some of our recent acquisitions, we believe we will progress towards increased sales and cost savings as the newly-acquired entities are further integrated into the Company.

RESULTS OF OPERATIONS

  The following tables illustrate our financial results for the six-month period and three-month period ended July 31, 2004 as compared to the six-month and three-month period ended July 31, 2004 (in $1,000's US).

Six-month periods ended July 31, 2004 and 2003:

                                Y-T-D              Y-T-D
                               July 31,  % of     July 31,  % of       %
                                 2004    Sales      2003    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $10,194    100%    $ 6,441    100%       58%
Cost of Sales                    6,635     65%      3,536     55%       88%
                               -------   -----    -------   -----    ------
Gross Profit                     3,559     35%      2,905     45%       22%
Operating expense                3,932     39%      2,929     45%       34%
                               -------   -----    -------   -----    ------
(Loss) from Operations         (   373)    -4%    (    24)    --     -1454%
Other Income, net                   10     --          92      1%      -89%
                               -------   -----    -------   -----    ------
(Loss) before Income Taxes     (   363)    -4%         68      1%     -634%
Income Tax Benefit                  45      1%    (    20)    --       325%
                               -------   -----    -------   -----    ------
Net (Loss) Income              $(  318)    -3%    $    48      1%     -763%
                               =======   =====    =======   =====    ======


Three-month periods ended July 31, 2004 and 2003:

                                 2nd                2nd
                                Fiscal             Fiscal
                               Quarter   % of     Quarter   % of       %
                                 2004    Sales      2003    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $ 7,597    100%    $ 4,746    100%       60%
Cost of Sales                    4,632     61%      2,520     53%       84%
                               -------   -----    -------   -----    ------
Gross Profit                     2,965     39%      2,226     47%       33%
Operating expense                2,238     29%      1,553     33%       44%
                               -------   -----    -------   -----    ------
Income from Operations             727     10%        673     14%       54%
Other Income, net                   19     --          28      1%      -32%
                               -------   -----    -------   -----    ------
Income before Income Taxes         746     10%        701     15%        6%
Income Taxes                    (  255)     3%    (   241)     5%        6%
                               -------   -----    -------   -----    ------
Net Income                     $   491      7%    $   460     10%        7%
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

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products sold is recognized upon delivery to the customer. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. However, customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that is disclosed to the customer at the time of the execution of the contact. We deduct this amount from the deposit that accompanied the contract and return the remainder of the deposit to the customer.

Impairment of Long-lived and Intangible Assets: Where indicators of impairment are present, we evaluate the recoverability of the Company's long-lived assets by reviewing current and projected profitability or discounted cash flow of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the fiscal year ended January 31, 2004, we wrote down the value of a parcel of real estate that was determined to be valued $30,100 greater than the fair market value of the parcel as determined by an independent real estate appraisal. We did not record any impairment losses for the fiscal year ended January 31, 2003, nor have we recorded any impairment losses during the six-month period ended July 31, 2004.

Income Taxes: We estimate our income taxes in each of the jurisdictions in which we operate. This process involves an estimation of our actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our

Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a given period, we must include an expense within the tax provision in our Statement of Operations. To date, we have recorded a full allowance against our deferred tax assets.

Reserves for Doubtful Accounts and Obsolete/Excess Inventory: Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value of such accounts. On a regular basis, we evaluate our accounts receivable and inventories and establish these reserves based on various contributing factors. In the case of accounts receivable, we establish the reserve based on a combination of specific customer circumstances as well as the history of write-offs and collections. In the case of inventories, factors we consider in establishing a reserve include economic conditions, product mix, sales levels, customer acceptance of our products and changing product styles. As a result, we established a reserve for doubtful accounts receivable of $20,199 for the fiscal years ended January 31, 2004 and 2003, and a reserve for slow moving and obsolete inventories of $18,000 for the fiscal years ended January 31, 2004 and 2003. We have not added to these reserves during the six-month period ended July 31, 2004.


Comparison of Six-month Periods Ended July 31, 2004 and July 31, 2003

  Revenues. Net sales were $10,194,672 for the six-month period ended July 31, 2004 compared with $6,441,447 for the six-month period ended July 31, 2003. The increase, $3,753,225, was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately eighty-seven percent of total revenues are represented by home construction kit sales and this portion of our revenues improved through a sixty-one percent increase in units shipped and a forty-eight percent increase in sales dollar volume. Offsetting these increases was an eight percent decrease in the average value of construction kit units shipped. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased approximately $786,400, or two hundred eighteen percent, over the previous year's revenues, a significant portion of which was contributed by our newly-acquired companies. Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, product and style selections. We also intend to emphasize the sale of building materials through the offering of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

  At the end of the first six months of the fiscal year, the Company is solidly in the middle of the principal building and shipping season. The increase in revenues during the six-month period ended July 31, 2004 as compared to the six-month period ended July 31, 2003 reflects not only the increase in its overall business but a realization by the Company of revenues recorded by the Company's subsidiaries that were acquired during the latter portion of the fiscal year ended January 31, 2004.

  Gross Profit/Cost of Sales. Our gross margin decreased to 35% of sales, or $3,559,321, in the six-month period ended July 31, 2004 from 45% of sales, or $2,905,152, in the six-month period ended July 31, 2003. The decrease in gross profit was the result of higher costs in all components (i.e., material, labor and overhead) of the cost of goods sold. These categories increased in the following manner over the previous fiscal year: an increase of eight percent in material costs; an increase of one percent in labor costs; and an increase of one percent in manufacturing overhead.

  The increase in the cost of raw materials that the Company encountered during the fiscal year ended January 31, 2004 continued during the six-month period ended July 31, 2004 with commodity lumber costs continuing to increase dramatically. The increase in labor costs was attributable to increased employment and increased wage and benefit costs.

  Manufacturing overhead increased due to increased costs of design and engineering, and increased costs associated with facilities and personnel. A contributing factor to the increase was the continued integration of our newly-acquired subsidiaries during the first half of the fiscal year as overhead costs remained in excess of projected shipping volume at the acquired companies. As the number of units continues to increase through the remainder of the fiscal year the Company believes that its overhead costs should eventually subside to levels that the Company has maintained in the past in relation to comparable levels of sales volume. An additional factor that has contributed to the Company's declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to adjust to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and the vast majority of the shipments made during the six-month period ended July 31, 2004 were of contracts whose selling price was set prior to the increase in costs of materials. Further contributing to the decrease in gross profit is the method of selling by the acquired companies in that the majority of sales made by the Company's newly acquired subsidiaries are made on a wholesale basis, which because of a lower than retail selling price contributes a lower gross profit.

  Operating expenses: Total operating expenses for the six-month period ended July 31, 2004 were $3,932,506 as compared with $2,929,662 during the six-month period ended July 31, 2003, an increase of $1,002,844, or 34%. As a percentage of net sales, operating expenses were 39% and 45%, respectively, for the six-month periods ended July 31, 2004 and 2003, respectively.

Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the six-month period ended July 31, 2004 commissions amounted to $1,038,112, or 10% of net sales, compared with $774,667 in six-month period ended July 31, 2003, or 12% of net sales. While total commissions expense increased 39% compared to our increase in total net sales of 58%, it does not necessarily follow that commissions will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales attributable to employee sales representatives and independent dealers, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not use independent dealers and sell most of their home building kits on a wholesale basis to third parties who in turn sell the product to the end user. Though this practice results in an elimination of the sales commission that is otherwise paid by the Company, the practice also generates a lower gross profit due to sales on a wholesale basis.

Selling, general and administrative expenses of $2,894,394 in the six-month ended July 31, 2004 increased $709,399, or 32%, when compared to the selling, general and administrative expenses in the six-month period ended July 31, 2003 of $2,184,995. As a percentage of total net sales, selling, general and administrative expenses were 28% and 34%, for the six-month period ended July 31, 2004 and 2003, respectively. The primary items that contributed to the increase were an increase in personnel, increased professional fees, and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs. Additionally, our newly-acquired subsidiaries added to this category of spending during the six-month period in contrast to the previous year when the entities were not yet a part of the Company.

  Interest expense: In the six-month period ended July 31, 2004, interest expense was comprised of interest paid on a new multi-faceted credit facility established in October 2003, notes payable to sellers of the newly acquired subsidiaries, and various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the corresponding amount for the previous year, which reflects the increased amount of debt outstanding principally incurred from our acquisition activities.

  Income taxes: The Company accrues income tax expense on an intra-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the six-month period ended July 31, 2004, the Company accrued an income tax benefit of $45,000 while in the six-month period ended July 31, 2003 the Company made a provision for income taxes in the amount of $20,000.

  Net loss: Even though sales increased in the six-month period ended July 31, 2004 when compared to the previous year's six-month period ended July 31, 2003, the Company incurred a net loss of $317,744. The Company's net income for the six-month period ended July 31, 2003 equaled $47,821. The increased overhead cost structure of the Company, including costs attributable to the acquisitions, combined with the increases in raw material and manufacturing overhead costs, has adversely affected the Company's results. We feel that the overhead increases are appropriate as we build our organization to accommodate our growth and believe that we have made necessary expenditures in this area from which we will derive benefits as volume increases. As our second quarter results show, results during that period were comparable to those experienced by the Company in past fiscal years. The Company's second quarter is usually one of its strongest in terms of sales and profits. Based on our backlog of undelivered contracts at the end of the second quarter and the continued favorable conditions for building residential housing, we continue to anticipate a return to profitability for the full fiscal year.

Comparison of Three-month Periods Ended July 31, 2004 and July 31, 2003

  Revenues. Net sales were $7,596,832 for the second quarter ended July 31, 2004 compared with $4,746,261 for the second quarter ended July 31, 2003. The increase of $2,850,571 was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately ninety-two percent of total revenues are represented by home construction kit sales and this portion of our revenues improved through a sixty-seven percent increase in units shipped and a fifty-six percent increase in sales dollar volume. Offsetting these increases was a seven percent decrease in the average value of construction kit units shipped. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased approximately $297,300, or 119%, over the previous year's revenues, a significant portion of which was contributed by our newly-acquired companies. Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, product and style selections. We also intend to emphasize the sale of building materials through the offering of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

The second quarter of the fiscal year clearly shows that the Company has entered the principal portion of the building and shipping season as demonstrated by the dramatic increase in revenues over the first quarter's revenues. The increase in revenues during the second quarter ended July 31, 2004 when compared to the second quarter ended July 31, 2003 reflects not only the increase in the Company's overall business but a realization by the Company of revenues recorded by the subsidiaries acquired during the latter portion of the preceding fiscal year.

  Gross Profit/Cost of Sales. Our gross margin decreased to 39% of sales, or $2,964,743, in the second quarter ended July 31, 2004 from 47% of sales, or $2,226,494, in the second quarter ended July 31, 2003. The decrease in gross profit was the result of higher costs in most components (i.e., material and overhead) of the cost of goods sold. These categories increased in the following manner over the previous fiscal year: an increase of seven percent in material costs, and an increase of one percent in manufacturing overhead.

The increase in the cost of raw materials that the Company encountered during the fiscal year ended January 31, 2004 continued in the first quarter and throughout the second quarter ended July 31, 2004 with commodity lumber costs continuing to increase dramatically. The labor costs increased slightly when compared to the previous year's second quarter due to increased wage and benefit costs, but those increases were not significant.

Manufacturing overhead increased due to increased costs of design and engineering, and increased costs associated with facilities and personnel. An additional factor that has contributed to a declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to adjust to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and most of the shipments made during the first fiscal quarter were of contracts whose selling price was set prior to the increase in costs of materials. Further contributing to the decrease in gross profit is the method of selling by the acquired companies in that the majority of sales made by the Company's newly acquired subsidiaries are made on a wholesale basis, which because of a lower than retail selling price contributes a lower gross profit.

  Operating expenses: Total operating expenses for the second quarter ended July 31, 2004 were $2,238,213 as compared with $1,552,943 during the second quarter ended July 31, 2003, an increase of $685,270, or 44%. As a percentage of net sales, operating expenses were 29% and 33%, respectively, for the three-month periods ended July 31, 2004 and 2003, respectively.

Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the second quarter ended July 31, 2004 commissions amounted to $807,138 compared with $516,228 in second quarter ended July 31, 2003. Commissions were 11% of net sales for both three-month periods ended July 31, 2004 and 2003. Although commissions expense as a percentage of net sales did not change between the periods presented even though there was an increase in total net sales of 60%, it does not necessarily follow that commissions will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not have independent dealers and sell most of their home building kits on a wholesale basis to third parties who in turn sell the product to the end user. This practice results in an elimination of the sales commission that is otherwise paid by the Company, however, the practice also generates a lower gross profit due to sales on a wholesale basis.

Selling, general and administrative expenses of $1,431,075 in the second quarter ended July 31, 2004 increased $394,360, or 38%, when compared to the selling, general and administrative expenses in the second quarter ended July 31, 2003 of $1,036,715. As a percentage of total net sales, selling, general and administrative expenses were 19% and 22%, for the second quarters ended July 31, 2004 and 2003, respectively. The primary items that contributed to the increase were an increase in personnel, increased professional fees, and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs. Additionally, our newly-acquired subsidiaries incurred expenses attributable to this category of spending during the quarter in contrast to the previous year when such entities were not yet a part of the Company.

  Interest expense: In the second quarter ended July 31, 2004, interest expense was comprised of interest paid on a new multi-faceted credit facility established in October 2003, notes payable to sellers of the newly acquired subsidiaries, and various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the corresponding amount for the previous year, which reflects the increased amount of debt outstanding principally incurred as a result of our acquisition activities.

  Income taxes: The Company accrues income tax expense on an intra-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the three-month periods ended July 31, 2004 and 2003, the Company made a provision for income taxes in the amounts of $255,000 and $241,000, respectively.

  Net income: With increases in net sales over the amount realized in the first quarter of the current fiscal year and the comparable amount of the second quarter of the previous fiscal year, we have entered the principal portion of the building and shipping season. Despite rising material costs, increased overhead and operating expenses we have earned a profit that is comparable to those earned by the Company in past second quarters. At July 31, 2004, our backlog of undelivered contracts remains strong at approximately $26,800,000.
As we move forward to the latter portion of the building season, based on our aforementioned backlog of undelivered contracts and a positive climate for new sales, we continue to anticipate a return to profitability for the full fiscal year.

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

  The table below illustrates the effects this acquisition plan has had on our financial statements (in $1,000's of US dollars):

                                    As of July 31,     January 31,
                                    2004       2003       2004
  Financial Condition:
    Total Assets                 $ 12,628   $  6,689   $ 11,837
    Total Liabilities            $ 10,528   $  4,310   $  9,413
    Total Equity                 $  2,100   $  2,379   $  2,424
    Debt/equity ratio                1.96	       .13       1.85
    Assets/debt ratio                3.07      21.21       2.64
  Working Capital:
    Current Assets               $  5,337   $  3,767   $  4,261
    Current Liabilities          $  7,326   $  4,099   $  6,066
    Current Ratio                     .73        .92        .70
  Cash Position:
    Cash & cash equivalents      $  1,177   $    690   $    750
    Cash provided (used) in
      operations                 $    824   $(   779)  $(   250)

Financial Condition

  For the year ended January 31, 2004, the Company had a significant increase in assets from $6,688,687 at July 31, 2003 to $11,838,070 at January 31, 2004.
Total assets at July 31, 2004 are 12,628,299. The majority of this increase came as a result of the acquisitions completed during the fiscal year ended January 31, 2004, with significant increases in the areas of property, plant and equipment, other intangible assets and goodwill. We also had a substantial increase in total liabilities from $4,310,155 at July 31, 2003 to $9,412,982 at January 31, 2004, the majority of which is represented by an increase in total debt of approximately $4,162,000 during that six month period. Total liabilities at July 31, 2004 are $10,527,999.

  During the fiscal year ended January 31, 2004 we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which the Company has utilized $2,444,867 as of July 31, 2004. The proceeds from borrowings against the credit facility were used principally to finance the Company's recent acquisitions. We also used common stock of the Company, as well as seller financing in the form of non-interest bearing long-term notes to finance portions of the acquisitions completed by the Company.

  The credit facility with First Pioneer has four separate components including a revolving line of credit intended for the purchase of inventory and other operating needs. The credit facility has various maturity dates ranging from yearly renewal for the line of credit to terms of four to ten years for the long-term portions. The applicable interest rate for the majority of the borrowings under the First Pioneer credit facility is at the prime rate as published in the Wall Street Journal, but the interest rate for a one million dollar tranche of the credit facility is fixed for a two-year period at a below-prime rate. This portion of the loan is subsidized by the State of New York and is provided as an incentive for the creation of employment in the State of New York.

  The seller financing is payable over terms of five to seven years with the majority of the notes subject to monthly repayments while a smaller amount is due on an annual basis. All the seller financing notes are non-interest bearing, however, interest has been imputed for financial statements purposes using rates that approximate those for comparable unsecured promissory notes.

  In May 2003, all holders of the Company's Series B and Series C Convertible Subordinated Debentures, converted their holdings, which totaled in the aggregate an outstanding amount of $220,000, into the common stock of the Company at the maturity date of the debentures. The Company issued 1,162,500 shares of common stock pursuant to the conversion of those debentures.

Working Capital; Sources and Uses of Cash

  At July 31, 2004, we had a working capital deficiency of $1,989,344 as current liabilities exceeded current assets. At January 31, 2004, we had a working capital deficiency of $1,804,864. For the six-month period ended
July 31, 2004, our working capital deficiency increased by $184,480. Our balance of cash and cash equivalents increased during six-month period ended July 31, 2004 primarily due to cash provided by receipt of customer deposits, an increase in accrued expenses and borrowings against our line of credit. Cash was used primarily for the repayment of debt, the purchase of inventory and machinery, and an increase in prepaid expenses and the financing of accounts receivable.

  We believe that our cash and cash equivalents, together with expected revenues from operations will be sufficient to meet the Company's anticipated working capital requirements for the remainder of fiscal year 2005. After a winter season and a first quarter that historically generate the least amount of shipping activity for the Company, we have entered the principal building season during the second quarter ended July 31, 2004. As a result, our cash balances have increased, we have made a repayment of our line of credit and accounts payable are beginning to decrease. We anticipate that as the principal building season shipping cycle continues through the remainder of the summer and into the autumn we will generate the needed working capital from the Company's undelivered backlog of contracts at July 31, 2004 to make additional repayments of our line of credit borrowings and further reduce accounts payable. Weather permitting in the fourth quarter, we anticipate an active shipping period to complete the fiscal year and further generate working capital to support the Company's operations.

  Our backlog of undelivered contracts at July 31, 2004 was approximately $26,843,200. This is an increase of $8,480,300, or 46%, over the backlog of undelivered contracts at July 31, 2003 when the backlog was approximately $18,362,900. At the Company's fiscal year end date of January 31, 2004, the backlog was approximately $25,220,000. A contract is considered to be part of our backlog when the contact is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 44% of the undelivered contracts in the backlog at the end of a fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's shipments for the fiscal year ending January 31, 2005, approximately $11,097,000 of product is anticipated to be delivered with respect to the contracts contained in the beginning backlog at January 31, 2004. In the six-month period ended July 31, 2004, approximately 76% of the shipments originated from the beginning backlog at January 31, 2004. In the previous year's six-month period ended July 31, 2003, 84% of the shipments originated from the beginning backlog at January 31, 2003.

  The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same fiscal year. Of the shipments made during fiscal year ended January 31, 2004 approximately $4,599,000 originated from contracts written during that fiscal year which represented approximately 20% of contracts written during that fiscal year. In the six-month period ended July 31, 2004, approximately 24% of the shipments originated from contracts written during such six-month period. In the previous year's six-month period ended July 31, 2003, approximately 16% of the shipments originated from contracts that were written during such six-month period then ended. It should be noted that shipments made during the first six months of the Company's fiscal year are predominantly of contracts written in the immediately preceding fiscal year, and historically, the fact that few or none of the contracts written during the Company's first six months of its fiscal year are shipped during the first six months has not had a material impact on the Company's total shipments to be made for the full fiscal year. Fiscal year 2005 potential revenues are contingent on various factors including general economic conditions, weather, interest rates, the overall market climate for new housing construction and the ability of our customers to complete the necessary pre-delivery requirements, such as building site preparation.

  The table below illustrates the changes in our backlog for the six-month periods ended July 31, 2004 and 2003, and for the last two fiscal years ended January 31, 2004 and 2003 (in $1,000's of US dollars):

                               Six-months Ended       Fiscal Year Ended
                                   July 31,               January 31,
                                2004      2003          2004      2003

Beginning backlog            $ 25,220  $ 20,088      $ 20,088  $ 17,667
  Add:  New contracts          13,397     6,757        23,266    20,926

        Amendments                791       490           710       482
                             --------  --------      --------  --------
          Sub-total            39,408    27,335        44,064    39,075
  Less: Shipments             - 9,053   - 6,076       -13,842   -13,156
        Cancellations         - 3,512   - 2,896       - 5,002   - 5,831
                             --------  --------      --------  --------
  Ending backlog             $ 26,843  $ 18,363      $ 25,220  $ 20,088
                             ========  ========      ========  ========

  Each year we experience contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the total collection of reasons supplied by our customers. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will be cancelled in the subsequent fiscal year. Similarly, the Company's records over the past four years, for which such statistics have been kept, indicate that an average of 5% of the contracts written during the fiscal year will also be cancelled during that same fiscal year. In the event of cancellation of a contract, the Company realizes a certain amount of revenue for work performed relating to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During quarters ended July 31, 2004 and 2003 we realized revenues of $89,053 and $80,556, respectively, related to the aforementioned services.

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

  The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. Examples of the affirmative covenants include compliance with laws; maintaining insurance; maintaining the property; maintaining books and records, and similar items. Examples of the negative covenants include prohibiting liens or security interests to be placed against any of our assets; we cannot change fiscal years; we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require the Company to provide First Pioneer with audited financial statements on an annual basis; to provide quarterly operating statements; to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2004, the Company failed to meet the current ratio and the minimum tangible net worth financial requirements. Failing to meet these financial covenants constituted an "event of default" under the terms of the First Pioneer Credit Facility. The Company applied for and received waivers from First Pioneer with regard to these financial covenants, and, accordingly, the events of default are deemed cured for the fiscal year ended January 31, 2004. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2004, and there were no known events of default at July 31, 2004.

  We believe that there were unusual circumstances that contributed to the events of default that occurred with regard to the financial covenant ratios with respect to the First Pioneer Credit Facility. The acquisitions that we made took place much later in the fiscal year than initially planned. When the financing credit was proposed by First Pioneer in the summer of 2003, our projections of financial contribution by the companies targeted for acquisition indicated to us that we would achieve the financial covenants proposed by First Pioneer. However, several issues could not be resolved quickly and the acquisitions took place in the autumn of 2003, just as the building season shipping cycle was coming to a close. We believe, with the benefit of a full business cycle and our newly-acquired companies contributing during the full business cycle, that we will be able to meet the covenants contained in the credit agreement for the fiscal year ending January 31, 2005. First Pioneer has advised the Company that our inability to meet the goals set by First Pioneer for our fiscal year ended January 31, 2004 has not damaged our relationship with them in any way, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects.

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

  These forward-looking statements generally relate to our belief that we will increase the sales of our products to an expanding base of customers; that we will be able to leverage our West Coast manufacturing capability to provide a cost effective solution to shipment of products to customers located in the western United States, and that demand for Swedish-cope style homes will increase, particularly on the East Coast of the United States, which will lead to growth of sales revenues of the Company over the next several years.

We face significant price competition.
  There are no assurances that competitive pressures will not force us to accept reduced profit margins in the future. Large companies within the industry with significantly greater resources continue to expand in the market place and compete for customers with a strategy that is based on price. While selling price is a distinguishing factor between companies offering log home construction kits, the Company feels that other important factors in a purchase decision are product attributes, service, quality and design.

The success of our acquisition in Canada is dependent on the ability of the Company to shift its manufacturing requirements for its customers located in the western United States to the Company's newly-acquired facility in British Columbia, Canada.
  A significant consideration in the purchase of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., the companies located in Maple Ridge, British Columbia, Canada was the ability to ship their soft wood home packages into the

United States under an exemption from the soft wood tariff that was instituted by the United States government in April 2002. In considering the acquisition, the Company concluded that there existed the potential cost savings of shipping home building packages from British Columbia, Canada to customers located in the western United States instead of shipping home building kits from the Company's facilities located in New York. The Company filed an application for a Binding Tariff Classification Ruling decision from United States customs authorities on April 6, 2004, and received a favorable response to such application on May 12, 2004. During the later part of the second quarter ended July 31, 2004, the Company began to assign a portion of its west coast manufacturing requirements to its subsidiaries in British Columbia, Canada, but this assignment has had little favorable impact on the financial performance of the Company. The Company's subsidiaries in British Columbia must prepare for the demands placed on them with the purchase of raw materials and certain tooling requirements.
It is anticipated that the benefit of shifting west coast production to British Columbia will ultimately be beneficial to the Company, but its realization may take longer than originally planned.

Our industry is subject to economic fluctuations based on mortgage interest rates.
  The home construction industry has enjoyed robust sales over the past several years as mortgage interest rates have been at or near historical lows. Should there be an increase in mortgage rates in the future, such an increase may have a negative effect on the number of prospective purchasers of newly-constructed homes, which, in turn may have a negative effect on the number of home construction kits that the Company is be able to sell.

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

The industry is sensitive to seasons and weather.
  The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company in light of the fact that, historically, a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than expected and stay later than expected into the spring season. In addition, the initial months of spring can include rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions typically have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and it has experienced a comparable loss in the first quarter of fiscal year 2005. The Company is working to address the impact of the winter season on the Company's historical first-quarter financial performance through the acquisition of additional companies.

We have experienced a rapid increase in the cost of lumber.
  Over the past eighteen months we have experienced a rapid increase in the cost of commodity lumber prices that have had a negative impact on our gross profit margin. The cause of this increase is a combination of factors, some within the industry and some without. The continued high demand for wood products during the housing boom of the past several years combined with external world events (war in Iraq and Afghanistan) and recent natural disasters (hurricanes in the State of Florida) has exacerbated the situation. As much as the Company tries to keep up with these materials cost increases by factoring them into future selling prices, the Company's method of selling with the use of fix price contracts, which, by the terms of the sales contract, hold sales prices constant foa a period of nine months from the time of contract execution, creates a situation that works against us in times of such cost increases. Until the rise in the cost of lumber abates, we will continue to experience downward pressure on our profit margins as our pricing adjustments will lag behind rising costs.


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

  In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which updated the guidance in Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104 also integrates the set of related SAB 101 Frequently Asked Questions and recognizes the role of the AICPA's Emerging Issues Task Force ("EITF"), consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. SAB 104 directs companies to identify separate units of accounting based on EITF Issue 00-21 before applying the guidance of SAB 104. We believe that neither our operating results nor our financial condition will be materially affected by the provisions of EITF 00-21, or by the guidance of SAB 104.

  In December 2003, FASB issued Financial Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entities ("VIE") and determining when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of July 31, 2004 and January 31, 2004, we did not have any VIE.

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

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
		None
Item 3.   Defaults Upon Senior Securities
	      None
Item 4.   Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Shareholders on July 28, 2004. At the Annual Meeting of Shareholders, the shareholders were asked to vote on four proposals. The first of these proposals was to elect nine members of the Board of Directors to serve until the 2005 Annual Meeting of Shareholders. The following sets forth the number of votes cast for, or withheld from, each of the nine directors.

Name                        For          Withheld

John D. Shepherd        7,794,396          1,362
Richard C. Farr         7,793,116          2,642
Samuel J. Padula        7,793,314          2,444
Steven Patlin           7,794,462          1,296
Reginald W. Ray, Jr.    7,793,314          2,444
William J. Thyne        7,794,932            826
Leslie M. Apple         7,795,108            650
Jeffry J. LaPell        7,794,888            870
Benjamin A. Shepherd    7,794,418          1,340

  The second proposal for which there was a vote at the Company's Annual
Meeting of Shareholders was to ratify the appointment of Urbach Kahn & Werlin LLP to serve as the Company's independent auditors for the fiscal year ending January 31, 2005. The proposal was passed by the following vote: For- 7,792,813, Against- 1,779, Abstain- 1,166.

  The third proposal for which there was a vote at the Company's Annual Meeting of Shareholders was to ratify an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company to 12,000,000 shares from 10,000,000 shares. The proposal passed by the following vote: For- 7,784,991, Against- 5,703, Abstain- 5,064.

  The fourth and last proposal for which there was a vote at the Company's Annual Meeting of Shareholders was to ratify an amendment to the Company's Amended and Restated Stock Option Plan to increase the maximum number of shares of the Company's Common Stock available for option awards to 985,000 shares from 485,000 shares, with 485,000 issuable as Incentive Stock Options, and 500,000 issuable as Non-Qualified Stock Options. The proposal passed by the following vote: For- 7,490,504, Against- 9,081, Abstain- 5,376, Shares not voted- 290,797.

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

                              LINCOLN LOGS LTD.

                              / s /  John D. Shepherd
                              John D. Shepherd
                              Chairman of the Board, President and
                              Chief Executive Officer
                              September 14, 2004

                              / s /  Benjamin A. Shepherd
                              Benjamin A. Shepherd
                              Vice President and Chief Financial Officer
                              September 14, 2004

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


Date: September 14, 2004
                                  / s /  John D. Shepherd
                                  Name:  John D. Shepherd
                                  Title: Chairman of the Board, President
                                    and Chief Executive Officer

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


Date: September 14, 2004
                                  / s /  Benjamin A. Shepherd
                                  Name:  Benjamin A. Shepherd
                                  Title: Vice President and Chief
                                    Financial Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 14, 2004     s/ John D. Shepherd
                              Name:  John D. Shepherd
                              Title:  Chairman of the Board of Directors,
                                President and Chief Executive Officer


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

EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 14, 2004     s/ Benjamin A. Shepherd
                              Name:  Benjamin A. Shepherd
                              Title:  Vice President and Chief Financial
                                Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]