Form 10QSB
period 2004-10-31
LINCOLN LOGS LTD
filed 2004-12-15
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934
					For the quarterly period ended October 31, 2004

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

           Class                          Outstanding at December 13, 2004
  Common Stock, $0.01 par value                    9,040,059

Transitional Small Business Disclosure Format (Check one): Yes ( )   No (X)


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS

     		Consolidated balance sheets as of
             October 31, 2004 and January 31, 2004                   3 - 4

	     	Consolidated statements of operations for the
             nine months ended October 31, 2004 and 2003             5

	     	Consolidated statements of operations for the
             three months ended October 31, 2004 and 2003            6

		Consolidated statements of changes in stockholders'
             equity for the nine months ended October 31, 2004
             and the twelve months ended January 31, 2004            7

     		Consolidated statements of cash flows for the
             nine months ended October 31, 2004 and 2003	         8

            Notes to consolidated financial statements               9 - 12


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               13 - 29

      ITEM  3.   CONTROLS AND PROCEDURES					   29


PART II.  OTHER INFORMATION                                          30


SIGNATURES                                                           31



                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 2004 AND JANUARY 31, 2004

                                   ASSETS
                                               October 31,      January 31,
                                                 2 0 0 4          2 0 0 4
                                               (Unaudited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $  840,233       $  750,239
  Trade accounts receivable, net of
	allowance for doubtful accounts of
	$20,199 at October 31, 2004 and
	January 31, 2004					  540,130		 337,166
  Inventories (raw materials)			      2,218,359        2,032,050
	Work in process					  902,551		 477,389
  Prepaid expenses and other current assets       608,036          564,883
  Income taxes receivable                          59,011           96,427
  Mortgage and notes receivable                     5,623            2,592
                                               ----------       ----------
     Total current assets                       5,173,943        4,260,746
                                               ----------       ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                          1,012,346        1,020,347
  Buildings and improvements                    2,905,687        3,047,979

  Machinery and equipment                       2,054,313        1,926,152
  Furniture and fixtures                        2,177,219        2,096,515
  Transportation equipment                        549,858          472,350
                                               ----------       ----------
                                                8,699,423        8,563,343
  Less: accumulated depreciation               (4,261,275)      (3,983,816)
                                               ----------       ----------
     Total property, plant and
       equipment - net                          4,438,148        4,579,527
                                               ----------       ----------
OTHER ASSETS:
  Mortgage and notes receivable                    72,521           60,053
  Deposits and other assets                        56,370           70,742
  Goodwill                                      1,353,271        1,319,970
  Other intangible assets, net of accumulated
    amortization of $204,948 at October 31,
    2004 and $97,537 at January 31, 2004        1,447,795        1,546,032
                                               ----------       ----------
     Total other assets                         2,929,957        2,996,797
                                               ----------       ----------
TOTAL ASSETS                                  $12,542,048      $11,837,070
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                       OCTOBER 31, 2004 AND JANUARY 31, 2004

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 October 31,    January 31,

                                                   2 0 0 4        2 0 0 4
                                                 (Unaudited)
                                                -----------     -----------
CURRENT LIABILITIES:
  Borrowings on line of credit                  $   753,000     $   503,000
  Current installments of bank loans                171,520         118,980
  Current installments of note payable,
    related party  					     93,458          93,458
  Current installments of notes payable             297,881         407,109
  Current installments of capital lease
    obligations                                      16,814          22,211
  Trade accounts payable                          1,227,430       1,578,912
  Accrued salaries and wages                        249,759         196,243
  Accrued expenses                                  802,441         569,850
  Customer deposits                               3,325,820       2,575,847
                                                 ----------      ----------
     Total current liabilities                    6,938,123       6,065,610

LONG-TERM DEBT, net of current installments:
  Note payable, related party                       316,563         316,563
  Bank loans                                      2,047,147       1,960,687
  Notes payable                                     948,827       1,037,541
  Capital lease obligations                           7,248          17,581
                                                 ----------      ----------
    Total long-term debt                          3,319,785       3,332,372
                                                 ----------      ----------
OTHER LONG-TERM OBLIGATION                           15,000          15,000
                                                 ----------      ----------
    Total liabilities                            10,272,908       9,412,982
                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	and outstanding - 0 - shares	                    ---             ---
  Common stock, $ .01 par value; authorized
      12,000,000 shares at October 31, 2004 and
      10,000,000 shares at January 31, 2004;
      issued 9,544,299 shares at October 31,
      2004 and January 31, 2004                      95,443          95,443
  Additional paid-in capital                      6,107,648       6,107,648
  Accumulated deficit                            (3,162,672)     (2,945,805)
  Accumulated other comprehensive income            113,156          51,237
                                                -----------      ----------
                                                  3,153,575       3,308,523
  Less cost of 504,240 shares of common
     stock in treasury                             (884,435)       (884,435)
                                                -----------      ----------
     Total stockholders' equity                   2,269,140       2,424,088
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $12,542,048     $11,837,070
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                  (UNAUDITED)
<CAPTION)
                                                   Nine Months Ended
                                                     October 31,
                                                ----------------------
                                                 2 0 0 4       2 0 0 3
                                                ---------     ---------
NET SALES                                     $16,412,088   $11,723,296

COST OF SALES                                  10,614,396     6,680,135
                                               ----------    ----------
GROSS PROFIT                                    5,797,692     5,043,161
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                   1,736,474     1,312,836
  Selling, general and administrative           4,287,842     3,352,034
                                               ----------    ----------
   Total operating expenses                     6,024,316     4,664,870
                                               ----------    ----------
(LOSS) INCOME FROM OPERATIONS                  (  226,624)      378,291
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   6,148        12,826
  Interest expense                             (   95,207)   (   25,366)
  Other                                            98,816       107,928
                                               ----------    ----------
   Total other income - net                         9,757        95,388
                                               ----------    ----------
(LOSS) INCOME BEFORE INCOME TAXES              (  216,867)      473,679

INCOME TAXES                                          ---       163,849
                                               ----------    ----------
NET (LOSS) INCOME                             $(  216,867)  $   309,830
                                               ==========    ==========

PER SHARE DATA:
  Basic (loss) earnings per share              $    ( .02)   $      .04
                                               ==========    ==========

  Diluted (loss) earnings per share            $    ( .02)   $      .04
                                               ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                     October 31,
                                                ----------------------
                                                 2 0 0 4       2 0 0 3
                                                ---------     ---------
NET SALES                                     $ 6,217,416   $ 5,281,849

COST OF SALES                                   3,979,045     3,143,840
                                               ----------    ----------
GROSS PROFIT                                    2,238,371     2,138,009
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     698,362       568,169
  Selling, general and administrative           1,393,448     1,167,039
                                               ----------    ----------
   Total operating expenses                     2,091,810     1,735,208
                                               ----------    ----------
INCOME FROM OPERATIONS                            146,561       402,801
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   1,679         3,592
  Interest expense                             (   36,583)   (    6,639)
  Other                                            34,220         6,104
                                               ----------    ----------
   Total other (expense) income - net          (      684)        3,057
                                               ----------    ----------
INCOME BEFORE INCOME TAXES                        145,877       405,858

INCOME TAXES                                       45,000       143,849
                                               ----------    ----------
NET INCOME                                    $   100,877   $   262,009
                                               ==========    ==========

PER SHARE DATA:
  Basic earnings per share                     $      .01    $      .03
                                               ==========    ==========

  Diluted earnings per share                   $      .01    $      .03
                                               ==========    ==========


See accompanying notes to consolidated financial statements.




                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2004

                                                                                                                     Other
                                                                              Accum-                                 Comp-
                                Number      Par     Additional               ulated Other                Total       rehen-
                                  of       value     paid-in    Accumulated  Comprehen-   Treasury    stockholders'  sive
                                shares     amount    capital      deficit    sive Income    stock        equity      Income
                               ---------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2003    7,759,299  $ 77,593  $5,681,554  $(2,768,414)         ---  $( 884,435) $  2,106,298        ---

Debt converted to common
  stock                        1,162,500    11,625     208,375          ---          ---         ---       220,000        ---

Common stock issued upon
  exercise of stock options       35,000       350       5,663          ---          ---         ---         6,013        ---

Common stock issued upon
  acquisition of business        287,500     2,875      73,456          ---          ---         ---        76,331        ---

Common stock issued upon
  acquisition of business        300,000     3,000     138,600          ---          ---         ---       141,600        ---

Foreign currency translation
  adjustment                                                            ---       51,237         ---        51,237     51,237

Net (loss) - 2004                    ---       ---         ---   (  177,391)         ---         ---   (   177,391)  (177,391)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2004    9,544,299  $ 95,443  $6,107,648  $(2,945,805) $    51,237  $( 884,435) $  2,424,088  $(126,154)
                                                                                                                    =========
Foreign currency translation
  adjustment                                                            ---       61,919        ---         61,919     61,919

Net (loss) - nine months
  ended October 31, 2004             ---       ---         ---   (  216,867)         ---         ---   (   216,867)  (216,867)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at October 31, 2004    9,544,299  $ 95,443  $6,107,648  $(3,162,672) $   113,156  $( 884,435) $  2,269,140  $(154,948)
                              ==========  ========  ==========  ===========  ===========  ==========  ============  =========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                (UNAUDITED)
                                                     Nine Months Ended
                                                        October 31,
                                                ----------------------------
                                                  2 0 0 4          2 0 0 3
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net (loss) income  	                        $(  216,867)     $   309,830
  Adjustments to reconcile net (loss) income
   to net cash provided by
   operating activities:
     Depreciation                                   401,547          206,443
     Amortization                                   143,719            8,453
     (Gain) on sale of assets held for resale           ---       (    4,664)
     (Gain) on sale of real property             (   36,656)             ---
     (Gain) on disposition of asset related to
       insurance claim                           (   10,059)             ---
     Changes in operating assets and liabilities:
       (Increase) in trade accounts receivable   (  201,431)      (   40,358)
       (Increase) in inventories                 (  582,951)      (  773,780)
       (Increase) in prepaid expenses
         and other current assets                (   40,515)      (  148,245)
       (Increase) decrease in deposits and other
         assets                                      14,372       (    4,768)
       (Decrease) increase in trade accounts
         payable                                 (  356,795)       1,051,179
       Increase (decrease) in customer deposits     747,735       (  241,740)
       Increase in accrued expenses, payroll and
         related taxes and other current
         liabilities                                275,603           75,591
       Increase in due to related parties               ---           34,651
       (Increase) in due from related parties           ---       (   33,286)
       Decrease (increase) in prepaid income
         taxes                                       41,338       (   64,207)
       (Decrease) in accrued income taxes        (    1,000)         117,057
                                                 ----------       ----------

Net cash provided by operating activities           178,040          492,156
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                             (  230,592)      (  619,596)
   Acquisition of businesses                     (   17,749)      (1,100,840)
   Proceeds from the sale of assets held for
	 resale						        ---           10,000
   Proceeds from the sale of real property           67,916              ---
   Proceeds from disposition of insurance
     claim                                           32,931              ---
   Issuance of mortgages receivable              (   17,400)             ---
   Payments received on mortgage receivable           1,901            2,854
                                                 ----------       ----------
   Net cash (used) by investing activities       (  162,993)      (1,707,582)
                                                 ----------       ----------
FINANCING ACTIVITIES:
   Capital received upon exercise of stock
     options                                            ---            6,013
   Proceeds from borrowings of long-term debt       210,161        1,768,036
   Proceeds from borrowing on line of credit        900,000              ---
   Repayment of line of credit                   (  650,000)             ---
   Loan origination fees                         (    9,174)             ---
   Repayments of capital leases                  (   15,730)      (   48,531)
   Repayments of bank loans                      (   71,161)      (  181,875)
   Repayments of notes payable                   (  262,296)      (1,194,161)
                                                 ----------       ----------
   Net cash provided by financing activities        101,800          349,482
                                                 ----------       ----------
Effect of foreign currency translation on cash   (   26,853)          57,551
                                                 ----------       ----------
Net increase (decrease) in cash and cash
  equivalents                                        89,994       (  808,393)

Cash and cash equivalents at
   beginning of period                              750,239        1,885,931
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $  840,233       $1,077,538
                                                 ==========       ==========

See accompanying non-cash disclosure note (Note 5 to consolidated financial statements).
See accompanying notes to consolidated financial statements.

     					       -  8  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          OCTOBER 31, 2004 AND 2003

(1) BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the nine-month periods ended October 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004.

(2) EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic earnings (loss) per share was 9,040,059 and 8,059,867 for the nine-month periods ended October 31, 2004 and 2003, respectively, and 9,040,059 and 8,651,146 for the three-month periods ended October 31, 2004 and 2003, respectively.

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

   The numerator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 2004 and 2003 was determined as follows:

                                                            2004        2003
Net (loss) income used to calculate basic earnings
  per share                                              $(216,867)   $ 309,830
Add back interest expense related to convertible
  debentures                                                   ---        7,408
                                                         ---------    ---------
Numerator for calculation of diluted (loss) earnings
  per share                                              $(216,867)   $ 317,238
                                                         =========    =========

   The denominator in the calculation of diluted earnings (loss) per share for the nine-month periods ended October 31, 2004 and 2003 was determined as follows:

                                                            2004         2003
Weighted average outstanding shares used to calculate
  basic earnings (loss) per share				   9,040,059    8,059,867
Add shares issuable assuming conversion of debentures	         ---      442,858
Add shares issuable assuming exercise of outstanding
  stock options                                                ---      192,644
                                                         ---------    ---------
Denominator for calculation of diluted earnings per
  share                                                  9,040,059    8,695,369

Basic (loss) earnings per share                             $(0.02)       $0.04
Diluted (loss) earnings per share                           $(0.02)       $0.04

   The numerator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2004 and 2003 was determined as follows:

                                                             2004         2003
Net income used to calculate basic earnings per share	   $ 100,877    $ 262,009
Add back interest expense related to convertible
  debentures                                                   ---          ---
                                                         ---------    ---------
Numerator for calculation of diluted earnings per share  $ 100,877    $ 262,009
                                                         =========    =========

   The denominator in the calculation of diluted earnings per share for the three-month periods ended October 31, 2004 and 2003 was determined as follows:

                                                             2004         2003
Weighted average outstanding shares used to calculate
  Basic earnings per share                               9,040,059    8,651,146
Add shares issuable assuming conversion of debentures	         ---          ---
Add shares issuable assuming exercise of outstanding
  Stock options                                            203,985      208,904
                                                         ---------    ---------
Denominator for calculation of diluted earnings per
  share                                                  9,244,044    8,860,050

Basic earnings per share                                    $ 0.01        $0.03
Diluted earnings per share                                  $ 0.01        $0.03

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. For the nine-month period ended October 31, 2004, the Company has not recorded a provision for income taxes or tax benefit. A provision for income taxes was provided in the amount of $163,849 in the nine-month period ended October 31, 2003. For the three-month periods ended

October 31, 2004 and 2003, a provision for income taxes was provided in the amount of $45,000 and $143,849, respectively.

(4) STOCK BASED COMPENSATION

   Stock option activity for the nine-month period ended October 31, 2004 and the fiscal year ended January 31, 2004 is summarized as follows:

                                                            Weighted Average
                                 Number of shares         Option Price Per Share
                                 ----------------         ----------------------
                             Qualified Non-Qualified     Qualified Non-Qualified
                             --------- -------------     --------- -------------
Balance at January 31, 2003    118,500       182,000         $0.16         $0.19
Granted during year             50,000           ---          0.50           ---
Cancelled during year              ---           ---           ---           ---
Exercised during year        (  35,000)          ---        ( 0.18)          ---
                             --------- -------------     --------- -------------
Balance at January 31, 2004    133,500       182,000         $0.29         $0.19
Granted during period              ---        50,000           ---          0.55
Cancelled during period            ---           ---           ---           ---
Exercised during period            ---           ---           ---           ---
                             --------- -------------     --------- -------------
Balance at October 31, 2004    133,500       232,000         $0.29         $0.27
                             ========= =============     ========= =============

  There were no Stock Options granted during the three-month periods ended October 31, 2004 and October 31, 2003, respectively.

   All outstanding stock options are exercisable as of October 31, 2004 with the exception of 50,000 Non-Qualified Stock Options granted during the first quarter ended April 30, 2004. Those options become exercisable equally over a five-year period commencing with 10,000 options becoming exercisable on November 17, 2004. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant, except as noted above for the options granted during the first quarter ended April 30, 2004. The weighted average remaining contractual life of the outstanding options as of October 31, 2004 is 4.25 years.

   During the first quarter ended April 30, 2004, the Company granted 50,000 non-qualified stock options with an exercise price $0.55 per share. At the date of the grant, the fair market price for the Company's common stock was $0.90 per share. The Company issued these Non-Qualified Stock Options at a below market price because of a commitment the Company had made during the negotiations to purchase Snake River Log Homes, LLC in April 2003 when the fair market price for the Company's common stock was approximately $0.40 per share. The difference between the fair market value and the options exercise price will be recognized by the Company as compensation expense as the stock options vest.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the nine months ended October 31, 2004, cash was paid in the amounts of $88,387 for interest and $4,030 for income taxes. During the nine months ended October 31, 2003, cash was paid in the amounts of $24,322 for interest and $75,280 for income taxes.

Non-cash investing and financing activities:

   During the nine-month period ended October 31, 2004, the Company sold real property not associated with its core business. In connection with this transaction, the Company agreed to hold two second mortgages in the amount of $8,700 each. The mortgages have a term of five years, bear interest at 6% and are payable in equal monthly installments.

   During the nine-month period ended October 31, 2003, the following non-cash investing and financing transactions occurred:

   On May 15, 2003, all holders of Series B Convertible Subordinated Debentures and Series C Convertible Subordinated Debentures (collectively the "Debentures") elected to convert their respective holdings into the common stock of the Company. At May 15, 2003, the total amount of Debentures outstanding equaled $220,000. The Debentures were converted into 1,162,500 shares of common stock. Subsequent to the conversion date, the outstanding balance of the Debentures was zero.

   In March 2003, a new truck was purchased for $41,611. The Company took advantage of special financing offered by the truck manufacturer and financed the total amount of the purchase with an interest rate of 0%. The borrowing has a maturity date of March 2006.

(6)  COMMITMENTS AND CONTINGENCIES

   Litigation. The Company is defending certain claims incurred in the normal course of business. In the opinion of the Company's management, the ultimate settlement of these claims will not have a material effect on the consolidated financial statements. However, in two of these claims, each of which seek damages against the Company and other parties of $500,000, coverage has been denied by the Company's insurance carrier. These claims relate to the home's construction and the Company is indemnified by the related dealer.

(7)  RECLASSIFICATIONS

   Certain amounts in the Consolidated Balance Sheets, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the nine months ended October 31, 2003 have been reclassified to conform with the presentation for the nine months ended October 31, 2004. None of the reclassifications had the effect of changing the net income as previously reported.

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

Overview

  The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our subsidiary, Snake River Log Homes LLC, does provide this service from time to time. We sell a product line of solariums, which can be purchased separately or included as an integral part of the house design.
This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide our customers with detailed construction drawings that are stamped by a professional engineer as required. We sell log homes using a variety of types and finished styles of logs, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of the following four elements: (1) log home and panelized home sales, (2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. For the nine-month period ended October 31, 2004, approximately 89% of the Company's total sales were derived from log home and panelized home sales.

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

RESULTS OF OPERATIONS

  The following tables illustrate our financial results for the nine-month and three-month periods ended October 31, 2004 as compared to the nine-month and three-month periods ended October 31, 2003 (in $1,000's US).

Nine-month periods ended October 31, 2004 and 2003:

                                Y-T-D              Y-T-D

                               Oct 31,   % of     Oct 31,   % of       %
                                 2004    Sales      2003    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $16,412    100%    $11,723    100%       40%
Cost of Sales                   10,614     65%      6,680     57%       59%
                               -------   -----    -------   -----    ------
Gross Profit                     5,798     35%      5,043     43%       15%
Operating expense                6,025     37%      4,665     40%       29%
                               -------   -----    -------   -----    ------
(Loss) Income from Operations  (   227)    -2%        378      3%     -160%
Other Income, net                   10     --          96      1%      -90%
                               -------   -----    -------   -----    ------
(Loss) Income before Income
  Taxes                        (   217)    -2%        474      4%     -146%
Income Tax (Expense)               ---     --     (   164)    -1%      100%
                               -------   -----    -------   -----    ------
Net (Loss) Income              $(  217)    -2%    $   310      3%     -170%
                               =======   =====    =======   =====    ======

Three-month periods ended October 31, 2004 and 2003:

                                 3rd                3rd
                                Fiscal             Fiscal
                               Quarter   % of     Quarter   % of       %
                                 2004    Sales      2003    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $ 6,217    100%    $ 5,282    100%       18%
Cost of Sales                    3,979     64%      3,144     60%       27%
                               -------   -----    -------   -----    ------
Gross Profit                     2,238     36%      2,138     40%        5%
Operating expense                2,091     33%      1,735     32%       21%
                               -------   -----    -------   -----    ------
Income from Operations             147      3%        403      8%      -64%
Other (Expense) Income, net     (    1)    --           3     --      -133%
                               -------   -----    -------   -----    ------
Income before Income Taxes         146      3%        406      8%      -64%
Income Taxes                    (   45)     1%    (   144)    -3%      -69%
                               -------   -----    -------   -----    ------
Net Income                     $   101      2%    $   262      5%      -62%
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

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, which updated the guidance in Staff Accounting Bulletin No. 101 (together, both Staff Accounting Bulletins are known as "SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products sold is recognized upon delivery to the customer. Subsequent to the sale of our products, we have no further obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Where we provide construction services, revenue is recorded upon the completion of the construction project. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. Customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that is disclosed to the customer at the time of the execution of the contact, assuming all other SAB 101 revenue recognition criteria have been met. We deduct this amount from the deposit furnished by the customer in connection with the contract and return the remainder of the deposit to the customer.

Impairment of Long-lived and Intangible Assets: Where indicators of impairment are present, we evaluate the recoverability of the Company's long-lived assets by reviewing current and projected profitability or discounted cash flow of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. For the fiscal year ended January 31, 2004, we wrote down the value of a parcel of real estate that was determined to be valued $30,100 greater than the fair market value of the parcel as determined by an independent real estate appraisal. We did not record any impairment losses during the nine-month period ended October 31, 2004.

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

Reserves for Doubtful Accounts and Obsolete/Excess Inventory: Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value of such accounts. On a regular basis, we evaluate our accounts receivable and inventories and establish these reserves based on various contributing factors. In the case of accounts receivable, we establish the reserve based on a combination of specific customer circumstances as well as the history of write-offs and collections. In the case of inventories, factors we consider in establishing a reserve include economic conditions, product mix, sales levels, customer acceptance of our products and changing product styles. As a result, we established a reserve for doubtful accounts receivable of $20,199 for the fiscal year ended January 31, 2004, and a reserve for slow moving and obsolete inventories of $18,000 for the fiscal year ended January 31, 2004. We have not added to these reserves during the nine-month period ended October 31, 2004.

Comparison of Nine-month Periods Ended October 31, 2004 and October 31, 2003

  Revenues. Net sales were $16,412,088 for the nine-month period ended October 31, 2004 compared with $11,723,296 for the nine-month period ended October 31, 2003. The increase, $4,688,792, was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately eighty-nine percent of total revenues are represented by home construction kit sales and this portion of our revenues improved through a thirty-eight percent increase in units shipped and a thirty-nine percent increase in sales dollar volume. The average value of construction kit units shipped remained relatively the same from one year to the next. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased approximately $1,699,400, or one hundred forty five percent, over the previous year's revenues for such items, a significant portion of which was contributed by our newly-acquired companies.
Of the total increase in revenues for the nine-month period ended October 31, 2004 over the nine-month period ended October 31, 2003, approximately fifty-two percent was contributed by our newly-acquired subsidiaries. Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, product and style selections. We also intend to emphasize the sale of building materials through the offering of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

  At the end of the first nine months of the fiscal year, the Company's principal building and shipping season is nearing its conclusion. The increase in revenues during the nine-month period ended October 31, 2004 as compared to the nine-month period ended October 31, 2003 reflects not only the increase in its overall business but a realization by the Company of revenues recorded by the Company's subsidiaries that were acquired during the latter portion of the fiscal year ended January 31, 2004.

  Gross Profit/Cost of Sales. Our gross margin decreased to 35% of sales, or $5,797,692, in the nine-month period ended October 31, 2004 from 43% of sales, or $5,043,161, in the nine-month period ended October 31, 2003. The decrease in gross profit was the result of higher costs of the materials and labor components of the cost of goods sold. These categories increased in the following manner over the previous fiscal year: an increase of seven percent in material costs and an increase of one percent in labor costs. Manufacturing overhead remained relatively unchanged as a percentage of sales in both nine-month periods.

  The increase in the cost of raw materials that the Company encountered during the fiscal year ended January 31, 2004 continued during the nine-month period ended October 31, 2004 with commodity lumber costs continuing to increase dramatically, although recently the increase in these costs has begun to level off. The increase in labor costs was attributable to increased employment and increased wage and benefit costs.

  Manufacturing overhead was approximately 11% of sales for both the nine-month periods ended October 31, 2004 and 2003, respectively. While spending increased in this category of cost of goods sold, the increase in product shipments during the recently completed nine-month period has brought manufacturing overhead in line with the Company's past experience in this area. Although manufacturing overhead may increase as both a percentage of sales and in actual spending during the winter months, we believe that the future relationship of manufacturing overhead costs to sales will be comparable to levels the Company has achieved in past years.

  An additional factor that has contributed to the Company's declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and the vast majority of the shipments made during the nine-month period ended October 31, 2004 were of contracts whose selling price was set prior to the increase in costs of materials. An additional contributing factor to the decrease in gross profit is that the majority of sales made by our newly acquired subsidiaries are made on a wholesale basis, which as a result of lower than retail selling price translates to a lower gross profit to the Company.

  Operating expenses: Total operating expenses for the nine-month period ended October 31, 2004 were $6,024,316 as compared with $4,664,870 during the nine-month period ended October 31, 2003, an increase of $1,359,446, or 29%. As a percentage of net sales, operating expenses were 37% and 40% for the nine-month periods ended October 31, 2004 and 2003, respectively.

Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the nine-month period ended October 31, 2004 commissions amounted to $1,736,474 compared with $1,312,836 in the nine-month period ended October 31, 2003. Sales commissions were 11% of net sales in both nine-month periods. While total commissions expense over these periods increased 32% compared to our increase in total net sales of 40%, it does not necessarily follow that commissions will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales attributable to employee sales representatives and independent dealers, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not use independent dealers and sell most of their home building kits on a wholesale basis to third parties who in turn sell the product to the end user. Though this practice results in an elimination of the sales commission that is otherwise paid by the Company, the practice also generates a lower gross profit due to sales on a wholesale basis.

  Selling, general and administrative expenses of $4,287,842 in the nine-month ended October 31, 2004 increased $935,808, or 28%, when compared to the selling, general and administrative expenses in the nine-month period ended October 31, 2003 of $3,352,034. As a percentage of total net sales, selling, general and administrative expenses were 26% and 29%, for the nine-month period ended October 31, 2004 and 2003, respectively. The primary items that contributed to the increase in this category of expenses were an increase in personnel, increased professional fees, and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs. Additionally, our newly-acquired subsidiaries added to this category of spending during the recently completed nine-month period in contrast to the previous year when two of the three entities were acquired in the latter portion of the comparable nine-month period in 2003. The third entity was acquired during the fourth quarter of the fiscal year ended January 31, 2004.

  Interest expense: In the nine-month period ended October 31, 2004, interest expense was comprised of interest paid on a new multi-faceted credit facility established in October 2003, notes payable to sellers of the newly acquired subsidiaries, and various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the corresponding amount for the previous year, which reflects the increased amount of debt outstanding principally incurred from our acquisition activities.

  Income taxes: The Company accrues income tax expense on an intra-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the nine-month period ended October 31, 2004, the Company has not accrued an income tax benefit as the Company will not likely be able to utilize the benefit in the current year. For the nine-month period ended October 31, 2003 the Company made a provision for income taxes in the amount of $163,800.

  Net loss: Even though sales increased forty percent in the nine-month period ended October 31, 2004 when compared to the previous year's nine-month period ended October 31, 2003, the Company incurred a net loss of $216,867. The Company's net income for the nine-month period ended October 31, 2003 equaled $309,830. The increased overhead cost structure of the Company, including costs attributable to the acquisitions, combined with the increases in raw material and direct labor costs, has adversely affected the Company's results. We feel that the overhead increases are appropriate as we build our organization to accommodate our growth and believe that we have made necessary expenditures in this area from which we will derive benefits as volume increases. Our third quarter results demonstrate that the Company did benefit from the increased volume that the second portion of the principal building season brings.
However, as we enter the fourth fiscal quarter, a period in which the Company has historically experienced slower sales activity, we do not anticipate that the Company will generate sufficient sales volume during this fourth fiscal quarter to bring its results for the full fiscal year to profitability.

Comparison of Three-month Periods Ended October 31, 2004 and October 31, 2003

  Revenues. Net sales were $6,217,416 for the third quarter ended October 31, 2004 compared with $5,281,849 for the third quarter ended October 31, 2003. The increase of $935,567, or 18%, was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately ninety-one percent of total revenues are represented by home construction kit sales and this portion of our revenues improved through a nine percent increase in units shipped and a fifteen percent increase in the average value of construction kit units shipped. The remaining contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items increased approximately $533,400, or 61%, over the previous year's revenues, a significant portion of which was contributed by our newly-acquired companies. Of the total increase in revenues for the three-month period ended October 31, 2004 over the three-month period ended October 31, 2003, approximately 60% was contributed by our newly-acquired subsidiaries.
Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, product and style selections. We also intend to emphasize the sale of building materials through the offering of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

  Gross Profit/Cost of Sales. Our gross margin decreased to 36% of sales, or $2,238,371, in the third quarter ended October 31, 2004 from 40% of sales, or $2,138,009, in the third quarter ended October 31, 2003. The decrease in gross profit was the result of a combination of higher costs of materials and lower manufacturing overhead costs. Material costs were approximately 7% higher than the previous year's costs, and manufacturing overhead costs were approximately 3% lower that the previous year's costs. Direct labor was relatively unchanged as a percentage of net sales.

The increase in the cost of raw materials that the Company encountered during the fiscal year ended January 31, 2004 continued into the first six months of the fiscal year and throughout the third quarter ended October 31, 2004 with commodity lumber costs continuing to increase dramatically. As the third quarter ends, lumber costs were beginning to level off and in some instances were beginning to slightly decline.

A decrease in the cost of design and engineering and lower delivery costs during the third quarter ended October 31, 2004 led to overall lower manufacturing overhead costs. Offsetting these decreases was an increase in general factory costs. The application of a more accurate method of associating and capitalizing design and engineering efforts with specific undelivered contracts decreased the amount of these costs charged to shipments made in the third quarter, and a shift in the number of third quarter deliveries with more shipments made to destinations closer to the Company's facility in New York contributed to the decline in overall delivery costs. General factory overhead costs increased due to an increase in personnel and benefit costs and an overall increase in operation expenses.

  An additional factor that has contributed to the Company's declining gross profit is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and most of the shipments made during the three-month period ended October 31, 2004 were of contracts whose selling price was set prior to the increase in costs of materials. An additional contributing factor to the decrease in gross profit is that the majority of sales made by the Company's newly-acquired subsidiaries are made on a wholesale basis, which as a result of lower than retail selling price translates to a lower gross profit to the Company.

  Operating expenses: Total operating expenses for the third quarter ended October 31, 2004 were $2,091,810 as compared with $1,735,208 during the third quarter ended October 31, 2003, an increase of $356,602, or 21%. As a percentage of net sales, operating expenses were 33% and 32% for the three-month periods ended October 31, 2004 and 2003, respectively.

Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the third quarter ended October 31, 2004 commissions amounted to $698,362 compared with $568,169 in third quarter ended October 31, 2003. Commissions were 11% of net sales for both three-month periods ended October 31, 2004 and 2003.
Although commissions expense as a percentage of net sales did not change in the periods presented, it does not necessarily follow that changes in commissions as a percentage of net sales will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia do not have independent dealers and sell most of their home building kits on a wholesale basis to third parties who in turn sell the product to the end user. This practice results in an elimination of the sales commission that is otherwise paid by the Company, however, the practice also generates a lower gross profit due to sales on a wholesale basis.

Selling, general and administrative expenses of $1,393,448 in the third quarter ended October 31, 2004 increased $226,409, or 19%, when compared to the selling, general and administrative expenses in the third quarter ended October 31, 2003 of $1,167,039. As a percentage of total net sales, selling, general and administrative expenses were 22% and 21%, for the third quarters ended October 31, 2004 and 2003, respectively. The primary items that contributed to the increase were an increase in personnel, increased professional fees, and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs. Additionally, our newly-acquired subsidiaries added to this category of spending during the current three-month period in contrast to the previous year when only two of the three entities were acquired in the latter portion of the comparable quarter. The third entity was acquired during the fourth quarter of the fiscal year ended January 31, 2004.

  Interest expense: In the third quarter ended October 31, 2004, interest expense was comprised of interest paid on a new multi-faceted credit facility established in October 2003, notes payable to sellers of the newly-acquired subsidiaries, and various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the corresponding amount for the previous year, which reflects the increased amount of debt outstanding principally incurred as a result of our acquisition activities.

  Income taxes: The Company accrues income tax expense on an intra-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the three-month periods ended October 31, 2004 and 2003, the Company made a provision for income taxes in the amounts of $45,000 and $143,849, respectively.

  Net income: The Company realized net income of $100,877 for the third quarter ended October 31, 2004 on an increase of net sales of eighteen percent as compared with the preceding year's third quarter net income of $262,009. The increased overhead cost structure of the Company, including costs attributable to the acquisitions, combined with cost increases in material and direct labor, have adversely affected the Company's results. We feel that the overhead increases are appropriate as we build our organization to accommodate our growth and believe that we have made necessary expenditures in this area from which we will derive benefits as volume increases. Our third quarter results demonstrate that the Company will benefit from the increased volume that the second portion of the principal building season brings. As we enter the fourth fiscal quarter, a period in which the Company has historically experienced slower sales activity, we do not anticipate that the Company will generate sufficient sales volume during this fourth fiscal quarter to bring its results for the full fiscal year to profitability.

 LIQUIDITY AND CAPITAL RESOURCES

  Fiscal year 2004 brought significant changes to the Company's financial structure as a result of the acquisition of three businesses and the acquisition of the assets of a fourth business. In August 2003 we acquired True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., two companies located in
Maple Ridge, British Columbia, Canada that were affiliated through common Ownership. In October 2003 we acquired all of the assets of Adirondack Forest Industries, Inc., a saw mill located in Galway, New York, and in November 2003 we acquired Snake River Log Homes LLC, located in Rigby, Idaho. With these acquisitions, we intend to expand our product offerings, to have manufacturing and distribution capability on the west coast of North America, to increase the Company's market share both domestically and internationally, to acquire the capability to manufacture the wood products that we sell, and to employ the talent of certain individuals who are associated with the companies acquired.

  The table below illustrates the effects these acquisitions have had on our financial statements (in $1,000's of US dollars):

                                 As of October 31,    January 31,
                                    2004       2003       2004
  Financial Condition:
    Total Assets                 $ 12,542   $ 10,142   $ 11,837
    Total Liabilities            $ 10,273   $  7,313   $  9,413
    Total Equity                 $  2,269   $  2,829   $  2,424

    Debt/equity ratio                2.05	       .81       1.85
    Assets/debt ratio                2.70       4.45       2.64
  Working Capital:
    Current Assets               $  5,174   $  4,280   $  4,261
    Current Liabilities          $  6,938   $  5,336   $  6,066
    Current Ratio                     .75        .80        .70
  Cash Position:
    Cash & cash equivalents      $    840   $  1,077   $    750
    Cash provided (used) in
      operations                 $    178   $    492   $(   250)

Financial Condition

  During the second half of the fiscal year ended January 31, 2004, the Company experienced a significant increase in assets from $6,688,687 at July 31, 2003 to $11,838,070 at January 31, 2004, and total liabilities increased from $4,410,155 at July 31, 2003 to $9,412,983 at January 31, 2004. Total assets and liabilities at October 31, 2004 are 12,542,048 and $10,272,908, respectively. The majority of this increase came as a result of the acquisitions completed during the latter portion of the fiscal year ended January 31, 2004, with significant increases in the areas of property, plant and equipment, other intangible assets, goodwill and debt.

  During the fiscal year ended January 31, 2004 we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which the Company has utilized $2,971,667 as of October 31, 2004. The proceeds from borrowings against the credit facility have been used principally to finance the Company's recent acquisitions while recent borrowings on the revolving line of credit have been used to augment our cash flow for operating purposes. We also used common stock of the Company as well as seller financing in the form of non-interest bearing long-term notes to finance portions of the acquisitions completed by the Company.

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

  In May 2003, all holders of the Company's Series B and Series C Convertible Subordinated Debentures, converted their holdings, which totaled in the aggregate an outstanding amount of $220,000, into the common stock of the Company at the maturity date of the debentures. The Company issued 1,162,500 shares of common stock as a result of the conversion of those debentures.

Working Capital; Sources and Uses of Cash

  At October 31, 2004, we had a working capital deficiency of $1,764,180 as current liabilities exceeded current assets. At January 31, 2004, we had a working capital deficiency of $1,804,864. For the nine-month period ended October 31, 2004, our working capital deficiency decreased by $40,684. Our balance of cash and cash equivalents increased during nine-month period ended October 31, 2004 primarily due to cash provided by receipt of customer deposits, an increase in accrued expenses, the sale of a non-operating asset and borrowings against our line of credit and the long-term credit facility provided for capital asset additions. Cash was used primarily for the repayment of both long-term debt and the revolving line of credit, the payment of accounts payable, the purchase of inventory and machinery, and an increase in prepaid expenses and the financing of accounts receivable.

  We believe that our cash and cash equivalents, together with expected revenues from operations will be sufficient to meet the Company's anticipated working capital requirements for the remainder of fiscal year 2005. With positive results achieved during the full building season we were able to fully repay our revolving line of credit and meet the required "clean-up" period requirement of the loan covenant. We were also able to reduce our accounts payable balances significantly and were able to take discounts when offered by suppliers on a regular basis. If weather conditions in the fourth quarter of the fiscal year are permitting, we anticipate an active shipping period to complete the fiscal year and further generate working capital to support the Company's operations.

  Our backlog of undelivered contracts at October 31, 2004 was approximately $26,161,400. This is an increase of $6,528,400, or 33%, over the backlog of undelivered contracts at October 31, 2003 when the backlog was approximately $19,633,900. At the Company's fiscal year end date of January 31, 2004, the backlog was approximately $25,220,000. A contract is considered to be part of our backlog when the contact is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 44% of the undelivered contracts in the backlog at the end of a fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's shipments for the fiscal year ending January 31, 2005, approximately $11,097,000 of product is anticipated to be delivered with respect to the contracts contained in the beginning backlog at January 31, 2004. In the nine-month period ended October 31, 2004, approximately 36% of the shipments originated from the backlog at January 31, 2004. In the nine-month period ended October 31, 2003, 40% of the shipments originated from the backlog at January 31, 2003.

  The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same fiscal year. Of the shipments made during fiscal year ended January 31, 2004 approximately $4,599,000 originated from contracts written during that fiscal year which represented approximately 20% of contracts written during that fiscal year. In the nine-month period ended October 31, 2004, approximately 28% of the shipments originated from contracts written during such nine-month period. In the previous year's nine-month period ended October 31, 2003, approximately 19% of the shipments originated from contracts that were written during such nine-month period then ended. It should be noted that shipments made during the first nine months of the Company's fiscal year are predominantly of contracts written in the immediately preceding fiscal year, and historically, the fact that few or none of the contracts written during the Company's first nine months of its fiscal year are shipped during the first nine months has not had a material impact on the Company's total shipments to be made for the full fiscal year. Fiscal year 2005 potential revenues are contingent on various factors including general economic conditions, weather, interest rates, the overall market climate for new housing construction and the ability of our customers to complete the necessary pre-delivery requirements, such as building site preparation.

  The table below illustrates the changes in our backlog for the nine-month periods ended October 31, 2004 and 2003, and for the last two fiscal years ended January 31, 2004 and 2003 (in $1,000's of US dollars):

                              Nine-months Ended       Fiscal Year Ended
                                 October 31,              January 31,
                                2004      2003          2004      2003

Beginning backlog            $ 25,220  $ 20,088      $ 20,088  $ 17,667
  Add:  New contracts          19,232    13,440        23,266    20,926

        Amendments              1,074       708           710       482
                             --------  --------      --------  --------
          Sub-total            45,526    34,236        44,064    39,075
  Less: Shipments             -14,720   -10,661       -13,842   -13,156
        Cancellations         - 4,645   - 3,942       - 5,002   - 5,831
                             --------  --------      --------  --------
  Ending backlog             $ 26,161  $ 19,633      $ 25,220  $ 20,088
                             ========  ========      ========  ========

  Each year we experience contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the total collection of reasons supplied by our customers. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will be canceled in the subsequent fiscal year. Similarly, the Company's records over the past four years, for which such statistics have been kept, indicate that an average of 5% of the contracts written during the fiscal year will also be canceled during that same fiscal year. In the event of cancellation of a contract, the Company realizes a certain amount of revenue for work performed relating to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During the nine-month periods ended October 31, 2004 and 2003 we realized revenues of $135,277 and $115,751, respectively, related to the aforementioned services.

Contractual Cash Obligations

  We have a number of long-term obligations requiring future payments pursuant to debt and lease agreements. All of our contractual obligations have contractual terms whereby the due date of the debt is accelerated upon the occurrence of certain "events of default." These events of default are standard terms and conditions in most business debt agreements, such as nonpayment of the obligation, or allowing a judgment to be levied against the collateralized property that goes un-remedied for more than 30 days. If and when an event of default occurs, and the lender declares that there is an event of default and if the default is not corrected within 30 days of such notice (90 days in the case of certain seller financing notes), the obligations and any unpaid interest becomes due and payable immediately.

  The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. Examples of the affirmative covenants include compliance with laws, maintaining insurance, maintaining the property, maintaining books and records, and similar items. Examples of the negative covenants include prohibiting liens or security interests to be placed against any of our assets; we cannot change fiscal years; we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require the Company to provide First Pioneer with audited financial statements on an annual basis; to provide quarterly operating statements; to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2004, the Company failed to meet the current ratio and the minimum tangible net worth financial requirements. Failing to meet these financial covenants constituted an "event of default" under the terms of the First Pioneer Credit Facility. The Company applied for and received waivers from First Pioneer with regard to these financial covenants, and, accordingly, the events of default are deemed cured for the fiscal year ended January 31, 2004. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2004, and there were no known events of default at October 31, 2004.

  We believe that there were unusual circumstances that contributed to the events of default that occurred with regard to the financial covenant ratios with respect to the First Pioneer Credit Facility. The acquisitions that we made took place much later in the fiscal year than initially planned. When the financing credit was proposed by First Pioneer in the summer of 2003, our projections of financial contribution by the companies targeted for acquisition indicated to us that we would achieve the financial covenants proposed by First Pioneer. However, several issues could not be resolved quickly and the acquisitions took place in the autumn of 2003, just as the building season shipping cycle was coming to a close. First Pioneer has advised the Company that our inability to meet the goals set by First Pioneer for our fiscal year ended January 31, 2004 has not damaged our relationship with them in any way, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects. With regard to the current fiscal year, the Company may not meet certain financial covenants contained in the First Pioneer Credit Facility at fiscal year end, which is the next scheduled testing date. The Company is in negotiations with First Pioneer regarding the such covenants and anticipate that such covenants will be modified prior to the Test Date. We believe, based on current discussions with First Pioneer, that we will comply with such covenants as modified. While the Company is optimistic that such discussions with First Pioneer will be resolved favorably, in the event the Company does not meet such financial covenants and is unable to come to an agreement with First Pioneer, the Company will be in default under the First Pioneer Credit Facility and upon expiration of the applicable grace period(s), First Pioneer will be able to require the Company to repay the loan in full immediately. To the extent that First Pioneer elects to require repayment of the loan as a result of a Company default, the Company would seek a replacement credit facility on terms comparable to the First Pioneer Credit Facility to replace the First Pioneer Credit Facility in a timely fashion.

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

The success of our acquisition in Canada is dependent, in part, on the ability of the Company to shift its manufacturing requirements for its customers located in the western United States to the Company's newly-acquired facility in British Columbia, Canada.
  A significant consideration in the purchase of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., companies located in Maple Ridge, British Columbia, Canada was the ability to ship their soft wood home packages into the United States under an exemption from the soft wood tariff that was instituted by the United States government in April 2002. In considering the acquisition, the Company concluded that there existed the potential cost savings of shipping home building packages from British Columbia, Canada to customers located in the western United States instead of shipping home building kits from the Company's facilities located in New York. The Company filed an application for a Binding Tariff Classification Ruling decision from United States customs authorities on April 6, 2004, and received a favorable response to such application on May 12, 2004. During the later portion of the second quarter ended July 31, 2004, the Company began to assign a portion of its west coast manufacturing requirements to its subsidiaries in British Columbia, Canada, but this assignment has had little favorable impact on the financial performance of the Company. The Company's subsidiaries in British Columbia must prepare for the demands placed on them with the purchase of raw materials and certain tooling requirements.
It is anticipated that the benefit of shifting west coast production to British Columbia will ultimately be beneficial to the Company, but its realization may take longer than originally planned.

Our industry is subject to economic fluctuations based on mortgage interest rates.
  The home construction industry has enjoyed robust sales over the past several years as mortgage interest rates have been at or near historical lows. During the third quarter ended October 31, 2004, interest rates have begun to increase as the United States Federal Reserve Board raised the Discount Rate that the Federal Reserve System charges member banks for overnight borrowing by those member banks. This in turn has prompted many banks to increase their Base Interest Rate, as known as the Prime Rate. While these rate increases have been relatively minor, they may be a harbinger of rate increases to come. Thus far, these rate increases have not had an adverse effect on our ability to sell new home construction kits. However, should there be further increases in mortgage rates in the future, such increases may have a negative effect on the number of home construction kits that the Company is be able to sell.

We are dependent the performance of certain third-party providers of goods and services.
  We manufacture a home construction kit to be purchased by individuals who desire to build a new home. The Company does not build the home nor do we provide certain interior amenities such as plumbing, wiring, cabinetry, etc., nor do we prepare the building site or install wells or septic systems. Our ability to ship the home construction kit is dependent to a large extent upon the timely performance of third-party providers of goods and services, such as building permit reviewing agencies and contractors, to complete their portion of the work scheduled prior to our shipment of product. Any adverse incident with these third party individuals and entities, such as lack of availability of heavy machinery to excavate a job site, can interfere with our ability to make shipments to our customers, and consequently, our ability to generate additional revenue.

The industry is sensitive to seasons and weather conditions.
  The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company in light of the fact that, historically, a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than expected and stay later than expected into the spring season. In addition, the initial months of spring can include rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions typically have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and it has experienced a comparable loss in the first quarter of fiscal year 2005. Similar to the first quarter our fourth quarter, which covers the months of November to January, while less affected by weather than the first quarter, has historically been a period of decreasing shipments due to the anticipated onset of winter.

We are subject to fluctuations in costs of building materials.
  Over the past eighteen months we have experienced a rapid increase in the cost of commodity lumber prices that have had a negative impact on our gross profit margin. The cause of this increase is a combination of factors, including the continued high demand for wood products during the housing boom of the past several years, recent world events (military conflicts in Iraq and Afghanistan) and recent natural disasters (hurricanes in the State of Florida) have exacerbated the situation. The Company tries to offset these materials cost increases by factoring them into future selling prices. However, the Company's method of selling with the use of fixed-price contracts, which, by the terms of the sales contract, hold sales prices constant for a period of nine months from the time of contract execution, creates a situation that works against us in times of such cost increases. Until the rise in the cost of lumber abates, we may continue to experience downward pressure on our profit margins as our pricing adjustments may lag behind rising costs.

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

  In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), which updated the guidance in Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104 also integrates the set of related SAB 101 Frequently Asked Questions and recognizes the role of the American Institute of Certified Public Accountants' Emerging Issues Task Force ("EITF"), consensus on Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. SAB 104 directs companies to identify separate units of accounting based on EITF Issue 00-21 before applying the guidance of SAB 104. We believe that neither our operating results nor our financial condition will be materially affected by the provisions of EITF 00-21, or by the guidance of SAB 104.

  In December 2003, FASB issued Financial Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entities ("VIE") and determining when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of October 31, 2004 and January 31, 2004, we did not have any VIE.

ITEM 3.  CONTROLS AND PROCEDURES

  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

				PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings
	      None
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
		None
Item 3.   Defaults Upon Senior Securities
	      None
Item 4.   Submission of Matters to a Vote of Security Holders
            None
Item 5.   Other Information
		None
Item 6.   Exhibits
            a. Exhibit Index
		      31.1 Certification of Chief Executive Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.
		      31.2 Certification of Chief Financial Officer pursuant to
		   Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.

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

                              LINCOLN LOGS LTD.

                              / s /  John D. Shepherd
                              John D. Shepherd
                              Chairman of the Board, President and
                              Chief Executive Officer
                              December 15, 2004

                              / s /  Benjamin A. Shepherd
                              Benjamin A. Shepherd
                              Vice President and Chief Financial Officer
                              December 15, 2004

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


Date: December 15, 2004
                                  / s /  John D. Shepherd
                                  Name:  John D. Shepherd
                                  Title: Chairman of the Board, President
                                    and Chief Executive Officer

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


Date: December 15, 2004
                                  / s /  Benjamin A. Shepherd
                                  Name:  Benjamin A. Shepherd
                                  Title: Vice President and Chief
                                    Financial Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 15, 2004      / s / John D. Shepherd
                              Name:  John D. Shepherd
                              Title:  Chairman of the Board of Directors,
                                President and Chief Executive Officer


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

EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 15, 2004      / s / Benjamin A. Shepherd
                              Name:  Benjamin A. Shepherd
                              Title:  Vice President and Chief Financial
                                Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]