Form 10KSB
period 2005-01-31
LINCOLN LOGS LTD
filed 2005-05-02
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005                 Commission File
                                                           Number 0-12172

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

    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended January 31, 2005 were were $21,549,755.

    The aggregate market value of common stock held by non-affiliates of the registrant as of April 27, 2005 was approximately $799,200. The number of shares of Common Stock of the registrant outstanding on April 27, 2005 was 9,040,059.

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

The Company was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panelized homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panelized homes were integrated into the operation of Lincoln Logs Ltd. during the fiscal year ended January 31, 1988); Snake River Log Homes, LLC, a sole-member limited liability company organized under the laws of the State of Idaho whose principal activity is the marketing and sale of log homes constructed of rustic logs in the Swedish-cope style; AFI Acquisitions Company, LLC, a sole-member limited liability company organized under the laws of New York in October 2003 whose principal activity is the manufacture of dimensional wood products for consumption by Lincoln Logs Ltd.; True Craft, Inc., a New York corporation that was formed in November 2004 as a holding company for the Company's Canadian subsidiaries; True Craft Log Structures Co., a Nova Scotia Unlimited Liability Corporation organized under the laws of Nova Scotia, Canada and formed in November 2004 as a holding company into which the Company's Canadian subsidiaries, True Craft Logs Structures Ltd., Hart & Son Industries Ltd. and Lincoln Logs Canada Ltd., were amalgamated and whose principal activity is the manufacture, marketing and sales of log homes principally to the Canadian, European and Pacific Rim markets. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.


PRODUCTS

The Company's products include over 125 standard models of log homes ranging in size from 560 to 4,000 square feet, and in price from approximately $27,000 to $208,000,as well as custom designed homes with prices and sizes ranging up to approximately $750,000 and 10,000 square feet, respectively. A majority of the Company's sales are of log homes to be occupied as primary residences by the buyers.

The Company has a product line for the general housing market utilizing a pre-engineered structural wall system, which when assembled with other standard building components, facilitates the construction of non-log traditional homes, as well as log-like structures. These product lines are marketed as the Thermo-Home(R) system and the Lincoln(R)-Panel system. Sales of this product line were approximately 13% of total sales in fiscal year 2005.

The Company also has a product line for the solarium/sunspace market utilizing architectural arches which, when assembled with other standard building components, will permit the construction of room additions for log and traditional homes. The product line is referred to as Lincoln Solarium (TM). Sales of this product line as a stand-alone product were approximately 1% of total sales in fiscal year 2005, which does not include those solariums that are built into and are an integral part of the design of the Company's log home products.

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

The Company markets its products in the United States through a network of approximately 61 independent sales representatives in approximately 31 states, and through four Company-owned and operated sales centers, one in northern New York, one in northern California, one in southeastern Idaho and one in northwestern Canada. All Company operated sales centers are staffed by Company employee salespersons. Each of the Company's independent sales representatives has a written agreement with the Company that specifies the representative's sales territory and provides for the payment of a commission ranging from 13% to 17.5% of the purchase price for the log home shell package. A majority of the Company's independent sales representatives have purchased and erected one of the Company's log homes for use as a sales model. The Company maintains a cooperative advertising program for independent sales representatives pursuant to which the Company shares in the cost of advertising undertaken by qualified sales representatives.

Substantially all of the Company's sales have been to customers in the United States, with the remainder to customers in Japan (less than 5% in each fiscal year).

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures log components from rough-sawn eastern white pine cants, western red cedar cants and western spruce cants. The cants are milled to various dimensions to produce the Company's finished product. The pine cants are purchased from several mills in the region of the Company's facilities in Chestertown, New York, Maple Ridge, British Columbia, Canada, and Rigby, Idaho; cedar cants are purchased from several mills in northern California, Oregon and western Canada. Finished logs of lodge pole pine for delivery to some of the Company's customers are purchased from an unaffiliated company on a subcontract basis. Logs constitute approximately 24% of the cost of a typical log home shell package.

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

The Company's principal competitors are: Tennessee Log Homes, Real Log Homes, Northeastern Log Homes, Kuhns Bros. and Jim Barna Log Systems. The Company believes that its competitive position with respect to those firms is favorable, especially in the areas of quality and range of product, price, appearance, and energy efficiency.

EMPLOYEES

As of January 31, 2005, the Company employed 109 persons, 104 of whom are full time employees and 5 individuals that are part-time employees.

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

RESEARCH AND DEVELOPMENT

No expenditures were made by the Company for research and development during the fiscal years ended January 31, 2005 or 2004.

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

On August 30, 2002, the Company, by and through one of its dealers (the "Dealer") contracted with certain home package buyers (the "Owners") to sell them a log home. Thereafter, the Owners engaged the services of another party to construct it. In accordance with both the dealer and customer contracts, the

Company assumes no responsibility related to the construction of the home and requires the Dealer to defend and indemnify the Company from any and all claims brought against it relating to the construction. On July 8, 2003, the Owners commenced an action in the Supreme Court of New York, Kings County, against Lincoln Logs Ltd. and the Dealer alleging misleading representations and warranties to procure the contracts; breach of contract and intentional infliction of emotional distress and demanded damages in excess of Five Hundred Thousand ($500,000.00) Dollars. In its answer to the complaint, the Company denies the essential allegations and demanded a defense and indemnification from the Dealer and contractor. The Company's insurance carrier, The Hartford, has denied coverage on the basis that the claims fall outside the scope of the policy's coverage. The litigation is currently in the later stages of discovery.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is traded over-the-counter on the OTC Bulletin Board(R). The following sets forth the range of the closing bid prices for the Company's Common Stock for the period February 1, 2003 through January 31, 2005. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock, including the underwriter for such securities of the Company.

                                                  High Bid    Low Bid

Quarter Ended April 30, 2003        Common Stock     .48        .27
Quarter Ended July 31, 2003         Common Stock     .80        .40
Quarter Ended October 31, 2003      Common Stock     .85        .45
Quarter Ended January 31, 2004      Common Stock    1.60        .65

Quarter Ended April 30, 2004        Common Stock    1.01        .55
Quarter Ended July 31, 2004         Common Stock     .90        .54
Quarter Ended October 31, 2004      Common Stock    1.01        .30
Quarter Ended January 31, 2005      Common Stock    1.01        .42

     (b) The approximate number of holders of the Common Stock of the Company as of April 27, 2005 was 3,100.

     (c) No cash dividends were declared by the Company during the fiscal years ended January 31, 2005 and 2004. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors. Further, the Company's Credit Agreement with its primary lender prohibits the Company's ability to make distributions without the lender's prior written consent.

     (d) The following table presents in tabular form a summary of securities authorized for issuance under equity compensation plans at January 31, 2005:


                   Equity Compensation Plan Information

Plan category    Number of securities  Weighted average	 Number of sec-
		     to be issued upon	   exercise price of	 urities remain-
		     exercise of out-	   outstanding options,  ing available for
		     standing options,	   warrants and rights	 future issuance
		     warrants and rights				 under equity comp-
										 ensation plans
										 (excluding sec-
										 urities reflected
										 in column (a))
			    (a)			   (b)		      (c)
Equity comp-
ensation plans		363,500			$ 0.24		  548,500
approved by
security
holders

Equity comp-
ensation plans		  None			 None			    None
not approved
by security
holders

Total				363,500			$ 0.24		  548,500



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

On May 15, 2003, holders of the Company's Series B Convertible Subordinated Debentures (the "B Debentures") with a total face value of $170,000 elected to convert their respective holdings into unregistered shares of the Company's Common Stock. The Company issued 850,000 shares to the holders of the B Debentures pursuant to the conversion. The shares issued to the holders of the B Debentures were issued by the Company pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

On May 15, 2003, the holder of the Company's Series C Convertible Subordinated Debenture (the "C Debenture") with a total face value of $50,000 elected to convert their respective holdings into unregistered shares of the Company's Common Stock. The Company issued 312,500 shares to the holder of the C Debenture pursuant to the conversion. The shares issued to the holder of the C Debentures were issued by the Company pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended. All certificates representing the restricted securities contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with this issuance of securities.

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

Overview

The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our newly acquired subsidiary Snake River Log Homes LLC does provide this service from time to time. We sell a product line of solariums, or sun rooms, which can be purchased separately or included as an integral part of the house design. This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide to our customers detailed construction drawings that are stamped by a professional engineer as required. We sell several styles of log homes, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of four elements: (1) log and panelized home sales, (2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. Approximately 89% of the Company's total sales are derived from log home and panelized home sales in the fiscal year ended January 31, 2005.

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


RESULTS OF OPERATIONS

The following table illustrates our financial results for the fiscal year ended January 31, 2005 as compared to the fiscal year ended January 31, 2004 (in $1,000's US).


						Fiscal		Fiscal
						 Year	   % of	 Year	   % of	    %
						 2005	   Sales	 2004	   Sales   Change
						-------  -----    -------  -----   ------
Net sales					$21,550   100%	$15,795   100%	  36%
Cost of sales				 14,301    67%	  9,539    60%	  50%
						-------  -----    -------  -----   ------
Gross profit				  7,249    33%      6,256    40%	  16%
Operating expense				  8,040    37%	  6,464    41%	  24%
						-------  -----    -------  -----   ------
Loss from operations			 (  790)  (-4%)	 (  208)   -1%	-280%
Other income, net				      6    --	     21    --	 -71%
						-------  -----    -------  -----   ------
Loss before income taxes		 (  784)  (-4%)	 (  187)   -1%	-319%
Income tax benefit			     --    --	     10    --	  --
						-------  -----    -------  -----   ------
Net loss					$(  784)  (-4%)	$(  177)   -1%	-343%


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

In addition to the significant accounting policies described in Note 3 of the Consolidated Financial Statements, the Company believes that the following discussion addresses its critical accounting policies.

  Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 ("SAB 104"), which updated the guidance in Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 104 requires that 4 basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.
 Revenue from products sold is recognized upon delivery to the customer. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. However, customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that was shared with the customer at the time of the contract signing. We deduct this amount from the deposit that accompanied the contract and return the remainder of the deposit to the customer.

  Impairment of Long-lived and Intangible Assets: We evaluate the recoverability of the Company's long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or discounted cash flow of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. We did not record any impairment losses for the fiscal year ended January 31, 2005. For the fiscal year ended January 31, 2004, we wrote down the value of a parcel of real estate that was determined to be valued higher than its fair market value by $30,100 based on an independent real estate appraisal.

  Income Taxes: We estimate our income taxes in each of the jurisdictions in which we operate. This process involves an estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.
To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Statement of Operations. To date, we have recorded a full allowance against our deferred tax assets.

  Reserves for Doubtful Accounts and Obsolete/Excess Inventory: Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. On a regular basis, we evaluate our accounts receivable and inventories and establish these reserves based on a multitude of contributing factors. In the case of accounts receivable, we establish the reserve based on a combination of specific customer circumstances as well as the history of write-offs and collections. In the case of inventories, factors we consider in establishing a reserve include economic conditions, product mix, sales levels, customer acceptance of our products and changing product styles. As a result, we established a reserve for doubtful accounts receivable of $20,199 for the fiscal year ended January 31, 2004, which was written off with its offsetting receivable in the fiscal year ended January 31, 2005, and a reserve for slow moving and obsolete inventories of $18,000 for the fiscal years ended January 31, 2005 and 2004.


RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended January 31, 2005 ("Fiscal 2005") with Fiscal Year Ended January 31, 2004 ("Fiscal 2004")

  Revenues: Net sales were $21,549,755 for Fiscal 2005 compared with $15,795,309 for Fiscal 2004. The increase of $5,804,025 was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately 89% of total revenues are represented by home construction kit sales and this portion improved from Fiscal 2004 to Fiscal 2005 through a 24% increase in units shipped and an increase of 7% in the average value of these units shipped. The remaining contributors to our revenues are building material sales, design and engineering services, construction, and freight revenues. Collectively these items increased 84% over Fiscal 2004 revenues, with most of the increase attributable to our newly acquired companies. Our strategy is to continue to add product offerings and to increase our market share through the introduction of new home designs, product and style selections. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

Over the next year, we expect to continue to grow. We expect our revenues to increase by a similar rate as that of the current year based on the increase in our backlog of undelivered contracts at January 31, 2005 and the continued favorable economic climate for home construction in the United States. We also believe that the contribution of these subsidiaries during the upcoming year will add to the Company's anticipated growth.

  Gross Profit/Cost of Sales. Our gross margin increased by $993,652, to $7,249,306 in Fiscal 2005. Although gross profit increased by 16% in Fiscal 2005 as compared with Fiscal 2004, gross profit as a percentage of sales decreased by 7%, from 40% in Fiscal 2004 to 33% in Fiscal 2005. The decrease in gross profit percentage was primarily the result of higher material costs, which increased as a percent of sales by 7% in Fiscal 2005 as compared with Fiscal 2004. Manufacturing overhead increased by 2%, while design and engineering costs decreased by 2%. Delivery and direct labor costs remained relatively constant as a percentage of sales.

Beginning in the Fiscal 2004 building season and continuing throughout Fiscal 2005, commodity lumber costs increased substantially. We use fixed price contracts, where we do not have the ability to adjust the selling price of the contracts to rising costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing, and typically we do not raise the selling price of the contract if the shipment takes place within another three months of the expiration of the initial nine month period, regardless of increases in the costs of materials used in those contracts. Manufacturing overhead increased due to increased costs associated with facility and personnel. The design and engineering cost decrease as a percent of sales was due to the increased contribution to total sales of the subsidiaries the Company acquired in Fiscal 2004. Their use of design and engineering is dramatically less than that of the parent company.
In Fiscal 2006, we believe that our gross profit percentage will begin to increase. We expect cost increases to occur in the area of building materials, but those increases should be offset by increases to our sales prices. An additional element to improving our gross profit percentage is the increased utilization of our newly-acquired subsidiaries in British Columbia, Canada for the manufacture and distribution of home building kits to customers located in the western portion of the United States.

Operating expenses: Total operating expenses for the year ended January 31, 2005 were $8,039,610 as compared with $6,463,628 during the fiscal year ended January 31, 2004, and increase of $1,575,982, or 24%. As a percentage of net sales, operating expenses were 37% and 41%, respectively, for the fiscal years ended January 31, 2005 and 2004.

Sales commissions consist of amounts paid both to our employee sales persons and our independent dealers throughout the United States. For Fiscal 2005 commissions amounted to $2,181,751, or 10% of net sales, compared with $1,796,701 in Fiscal 2004, or 11% of net sales. While total commissions expense increased 21% compared to our increase in total net sales of 36%, it does not necessarily follow that commissions will increase at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's newly-acquired subsidiaries in British Columbia and Idaho do not have independent dealers and sell most of their home building kits to third parties who in turn sell the product to the end user. This practice results in an elimination of the commission, however, the practice also generates a lower gross profit due to sales on a wholesale basis.

Selling, general and administrative expenses of $5,857,859 in Fiscal 2005 have increased $1,190,932, or 26%, when compared to the same expenses in Fiscal 2004 of $4,666,927. However, as a percentage of total net sales, selling, general and administrative expenses decreased by 2%, to 27% in Fiscal 2005. The primary items that contributed to the increase in expense were an increase in amortization expense, an increase in personnel and related fringe benefits, and increased spending on attendance at national trade show expositions and marketing and promotion costs. Additionally, our newly-acquired subsidiaries added to this category, contributing costs for a full year compared with less than half a year in Fiscal 2004 between the time of acquisition of such subsidiaries and the completion of the fiscal year.

In the coming year, we will continue to attend all national trade shows and to increase our marketing through various media outlets in order to expand our presence in the marketplace. We will endeavor to recruit new dealers in areas where our presence is less than optimal and we will continue to introduce new products and styles of home building kits. To meet the increased demands placed on our internal administration as a result of our expansion we will continue to increase our employment as necessary. As such we expect our selling, general and administrative costs will increase as we invest in our future.

  Interest expense: In Fiscal 2005, interest expense was comprised of interest paid on our multi-faceted credit facility and various other credit borrowings of lesser amounts, including on notes payable. In Fiscal 2004, interest expense was comprised of interest paid on the Company's Convertible Subordinated Debentures (which debentures matured on May 15, 2003 and all were converted into common stock of the Company), on our multi-faceted credit facility established in October 2003 and on various other credit borrowings of lesser amounts. We expect the Company's interest expense to increase during the coming fiscal year as we use this credit facility to expand our business and to support our inventory and operational needs.

  Income taxes: For Fiscal 2005, the Company has not accrued any income tax expense, nor has any benefit been recognized. In Fiscal 2005, the Company will not owe federal income taxes principally due to losses incurred and to differences in depreciation rates used for book and tax purposes.

  Net loss: Though sales increased for the year, the Company incurred a net loss of $784,298 for Fiscal 2005. The principal factors that caused the loss were the unrecoverable cost increases relating to fixed price contracts, The losses incurred at the Company's subsidiary in British Columbia stemming from a slow sales year and from reorganizational efforts which were ongoing during Fiscal 2005. We believe, though, that this subsidiary, along with the other subsidiaries acquired during Fiscal 2004 will enhance our core business and improve our ability to grow. In addition, the Company continues to spend on marketing and promotion in order to expand our presence and market share. The increase in sales in Fiscal 2005, as well as the increase in our backlog of undelivered contracts of 28% over the amount at the end of the previous fiscal year, leads us to believe this is a sound strategy. We are expecting increased sales during the upcoming year, and we anticipate the Company will return to profitability in the fiscal year ended January 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal year 2004 brought significant changes to the Company's financial structure as a result of the acquisition of three businesses and the acquisition of the assets of a fourth business. In August 2003 we acquired two companies affiliated through common ownership, True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd. located in Maple Ridge, British Columbia, Canada; in October 2003 we acquired all of the assets of Adirondack Forest Industries, Inc., a saw mill located in Galway, New York; and in November 2003 we acquired Snake River Log Homes LLC, located in Rigby, Idaho. The intent of these acquisitions is to expand our product offerings, to have manufacturing and distribution capability on the west coast of North America, to increase the Company's market share both domestically and internationally, to acquire the capability to manufacture the wood products that we sell, and to employ the talent of certain individuals who are associated with the acquired companies.

The table below highlights key balances and ratios as the result of this acquisition plan (in $1,000's of US dollars):


								  As of January 31,
								  2005	  2004
								--------	--------
Financial Condition:
	Total Assets					$ 11,490	$ 11,838
	Total Liabilities					$  9,801	$  9,414
	Total Equity					$  1,689	$  2,424
	Debt/equity ratio					    2.56	    1.85
	Assets/debt ratio					    2.65	    2.64
Working Capital:
	Current Assets					$  4,279	$  4,262
	Current Liabilities				$  6,860	$  6,067
	Current Ratio					     .62	     .70
Cash Position:
	Cash & cash equivalents				$    858	$    750
	Cash generated (used) from operations	$    521	$ (  250)


Financial Condition

During the year ended January 31, 2005, the Company had a decrease in assets from $11,838,070 in Fiscal 2004 to $11,489,983 in Fiscal 2005. The largest decreases were in the areas of inventory, property, plant and equipment and intangible assets. We also had an increase in total liabilities from $9,413,982 in Fiscal 2004 to $9,801,161 in Fiscal 2005, with the largest increase coming from customer deposits.

During Fiscal 2004 we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which the Company has utilized $2,899,000 as On January 31, 2005, as compared with $2,588,000 as of January 31, 2004. The proceeds from borrowings against the credit facility in Fiscal 2004 were used principally to finance the Company's recent acquisitions. Additional borrowings in Fiscal 2005 were used principally to purchase fixed assets and for working capital.

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

The Company, in Fiscal 2004, used common stock and seller financing in the form of non-interest bearing long-term notes to finance a portion of the acquisitions. The seller financing was payable over terms of five to seven years with the majority of the notes subject to monthly repayments while a smaller amount is due on an annual basis.

In May 2003, all holders of the Company's Series B and Series C Convertible Subordinated Debentures, a total of $220,000, converted their holdings into the common stock of the Company at the maturity date of the debentures. The Company issued 1,162,500 shares of common stock pursuant to the conversion of those debentures.

Working Capital; Sources and Uses of Cash

At January 31, 2005, we had a working capital deficiency of $2,580,238 as current liabilities exceeded current assets. At January 31, 2004, we had a working capital deficiency of $1,804,864. At January 31, 2005 our working capital deficiency increased from the previous year by $775,374. Our balance of cash and cash equivalents increased during Fiscal 2005 primarily due to cash cash provided by a decrease in inventories and an increase in customer deposits and accrued expenses, as well as an increase in bank borrowings. Cash was used to purchase fixed assets, to decrease trade accounts payable and increase prepaid expenses, and to pay down various notes and bank debt.

We believe that our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet the Company's anticipated working capital requirements for the fiscal year ended January 31, 2006. We anticipate that as we enter into the building season shipping cycle that we will generate the needed working capital from the undelivered backlog of contracts at January 31, 2005. Also, we have not drawn all of the available funds provided under the First Pioneer credit facility, which is available to us to supplement the funds generated by our operations.

Our backlog of undelivered contracts at January 31, 2005 was approximately $32,304,000. This is an increase of $7,084,000 or 28% from the prior year's ending backlog at January 31, 2004. A contract is considered to be part of our backlog when the contract is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that the products for an average of approximately 43% of the undelivered contracts in the backlog at the end of the fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's performance in the fiscal year ending January 31, 2006, approximately $13,890,700 of product is anticipated to be delivered with respect to the contracts contained in the beginning backlog at January 31, 2005. The balance of the Company's deliveries during any given fiscal year originate from contracts that are both written and delivered during the same fiscal year. Of the amount of shipments for Fiscal 2005 approximately $11,105,000 originated from the beginning backlog of $25,220,000 at January 31, 2004, and approximately $8,242,000 originated from contracts written during Fiscal 2005, which represented approximately 25% of contracts written during the fiscal year. Fiscal 2006 potential revenues are contingent on various factors including general economic conditions, weather, interest rates and the overall climate for new housing construction.

The table below illustrates the changes in our backlog for the past two fiscal years (in $1,000's of US dollars):


						 Fiscal Year Ended
					    	  2005	  2004
						--------	--------
	Beginning backlog			$ 25,220	$ 20,088
	Add:  New contracts		  31,575	  23,266
	      Amendments		         1,224	     710
						--------	--------
		Sub-total		  	  58,019	  44,064
	Less: Shipments		      ( 19,347)	( 13,842)
	      Cancellations		(  6,368)	(  5,002)
						--------	--------
	Ending backlog			$ 32,304	$ 25,220
						========	========

Each year we experience contract cancellation. The reasons for cancellations are varied and no one particular reason is dominant over the total population of reasons given by our customers. It has been our experience, over the past four years for which such statistics have been kept, for an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will cancel in the subsequent fiscal year. Similarly, the Company's records over the past four years for which such statistics have been kept, indicate that an average of 4% of the contracts written during the fiscal year will also be cancelled during that same fiscal year. In the event of cancellation of a contract, the Company does realize a certain amount of revenue for work performed relating to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During fiscal years 2005 and 2004 we realized revenues of $144,810 and $161,237, respectively, from to the aforementioned services.

Contractual Cash Obligations

We have a number of long-term obligations requiring future payments pursuant to debt and lease agreements. The table below is a presentation of all such commitments and agreements.


                                         Payments Due by Period

                                      Within      2 -3       4 -5      After
Contractual Obligations    Total      1 Year      Years      Years    5 Years
				 ---------- ---------- ---------- ---------- ----------
Bank Debt:
  Line of Credit		 $  753,000 $  753,000 $      -0- $      -0- $      -0-
  10 Year Term Loan	  1,677,160    173,520    347,040	 347,040    809,560
  5 Year Term Loan 	    402,053     92,632    185,264    124,157        -0-
  4 Year Term Loan	     66,667     25,000     41,667        -0-        -0-
Notes Payable:
  In connection with
  acquisitions:
    Related Parties         316,562     87,344    157,919     71,299        -0-
    Others			  1,073,632	   265,857    474,950    283,755     49,070
  Vehicles			     14,262     11,950      2,312        -0-        -0-
  Other                         -0-        -0-        -0-        -0-        -0-
Capital Lease Obligations    18,584     15,744      2,840        -0-        -0-
Operating Leases            564,976    163,353    306,630     94,993        -0-
Other				      7,500	       -0-      7,500        -0-        -0-
				 ---------- ---------- ---------- ---------- ----------
Total Contractual Cash
Obligations              $4,894,396 $1,588,400 $1,526,122 $  921,244 $  858,630
                         ========== ========== ========== ========== ==========

All of the contractual obligations shown above have contractual terms whereby the due date of the debt is accelerated upon the occurrence of certain "events of default". These events of default are standard terms and conditions in most business debt agreements, such as nonpayment of the obligation, or allowing a judgment to be levied against the collateralized property that goes un-remedied for more than 30 days. If and when an event of default occurs, and the lender declares that there is an event of default and the default is not corrected within 30 days of such notice (90 days in the case of certain seller financing notes), the obligations and any unpaid interest become due and payable immediately.

The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. Examples of the affirmative covenants include compliance with laws; maintaining insurance; maintaining the property; maintaining books and records, and similar items. Examples of the negative covenants include not allowing liens or security interests to be placed against any of our assets; we cannot change fiscal years; we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require us to provide First Pioneer with audited financial statements on an annual basis; to provide quarterly operating statements; to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2005, we were required to achieve a fixed charge coverage ratio of not less that 2.0 to 1.0; achieve a current ratio of not less than 1.0 to 1.0; and to maintain a minimum tangible net worth of $3,606,298. During Fiscal 2005, the Company failed to meet the financial covenants. Failing to meet these financial covenant constitutes an "event of default" under the terms of the First Pioneer Credit Facility. The Company applied for and received a waiver from First Pioneer with regard to these financial covenants for the fiscal year ended January 31, 2005. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2005.

We believe that the default with regard to the financial covenants of the First Pioneer Credit Facility occurred due to the aforementioned unrecoverable cost increases and losses at our subsidiary in British Columbia. We believe that our inability to meet the goals set by First Pioneer has not damaged our relationship with them, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects. The Company has discussed these issues during its annual review with First Pioneer, and feels that it will meet the financial covenants that will be in effect for Fiscal 2006.

Factors That Could Affect Future Results

Certain statements made in this Annual Report on Form 10-KSB are forward-looking statements based on our current expectations, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-KSB. You should carefully consider the risks and uncertainties described below, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations.

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

  We face significant price competition. There are no assurances that competitive pressures will not force us to accept reduced margins to compete in the future. Large companies within the industry with significantly greater resources continue to expand in the marketplace and compete for customers with a strategy that is based on price. While selling price is a distinguishing factor between companies offering log home construction kits, the Company feels that other important factors in a purchase decision are product attributes, service, quality and design.

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

  We are dependent on the performance of certain third-party individuals and entities. We manufacture a home construction kit to be purchased by individuals who desire to build new construction. The Company does not build the home nor do we provide certain interior amenities such as plumbing, wiring, cabinet, etc., nor do we prepare the building site and install wells or septic systems. Our ability to ship the home construction kit is dependent to a large extent upon the timely performance of third party individuals and entities, such as building permit reviewing agencies and contractors, to complete their portion of the work schedule prior to our shipment of product. Any adverse incident with respect to these third party individuals and entities, such as lack of availability of heavy machinery to excavate a job site, can interfere with our ability to make shipments to our customers, and consequently, our ability to generate additional revenue.

  The industry is sensitive to seasons and weather. The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company where a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than expected and stay later than expected into the spring season. In addition, the initial months of spring can include rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and believes it may experience a similar loss in the first quarter of fiscal year 2006. The Company is working to address the impact of the winter season on the Company's historical first-quarter financial performance through acquisitions.

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

The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. During the fiscal year ended January 31, 2003, we adopted the disclosures practices of SFAS No. 148.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and its interpretations, and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the Company at the beginning of the first interim or annual period beginning after December 15, 2005. The Company intends to adopt SFAS 123(R) beginning with its annual report for the fiscal year ended January 31, 2006. The Company does not expect that the adoption of SFAS 123(R) will have a material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS



                   Index to Financial Statements

                                                            Page

Reports of Independent Registered Public Accounting Firms   23 & 24

Consolidated balance sheets as of
    January 31, 2005 and 2004                               25 & 26

Consolidated statements of operations for the years
    ended January 31, 2005 and 2004                         27

Consolidated statements of changes in stockholders'
    equity for the years ended January
    31, 2005 and 2004                                       28

Consolidated statements of cash flows for the years
    ended January 31, 2005 and 2004                         29

Notes to consolidated financial statements
    January 31, 2005 and 2004                               30 - 47


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Lincoln Logs Ltd. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Lincoln Logs Ltd. and Subsidiaries as of January 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year then
ended.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lincoln Logs Ltd. and Subsidiaries as of January 31, 2004, were audited by other auditors whose report dated April 28, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and Subsidiaries as of January 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ UHY LLP

Albany, NY
April 21, 2005

         Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Lincoln Logs Ltd.


We have audited the accompanying consolidated balance sheet of Lincoln Logs Ltd. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Logs Ltd. and subsidiaries as of January 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/  Uhrbach Kahn & Werlin LLP

Albany, New York
April 28, 2004


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 2005 and 2004

		                       ASSETS


                                                       2005          2004
								   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $   857,686   $   750,239
  Trade accounts receivable, net of allowance
    for doubtful accounts of $20,199 in 2004           363,601       337,166
  Inventories
    Raw materials						     1,849,741	 2,032,050
    Work in process                                    453,898	   477,389
  Prepaid expenses and other current assets            719,203       564,883
  Income taxes receivable				        29,686        97,427
  Mortgage and note receivable                           5,623         2,592
                                                    ----------    ----------
   Total current assets                              4,279,438     4,261,746
                                                    ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
 Cost                                                8,710,133     8,563,343
 Less accumulated depreciation                     ( 4,382,790)  ( 3,983,816)
                                                    ----------    ----------
   Property, plant and equipment- net                4,327,343     4,579,527
                                                    ----------    ----------
OTHER ASSETS:
  Mortgage receivable                                   70,938        60,053
  Deposits and other assets                             68,003        70,742
  Goodwill							     1,350,020	 1,319,970
  Intangible assets, net of accumulated
    amortization of $282,767 in 2005 and
    $97,537 in 2004                                  1,394,241     1,546,032
                                                    ----------    ----------
   Total other assets                                2,883,202     2,996,797
                                                    ----------    ----------
TOTAL ASSETS                                       $11,489,983   $11,838,070
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                           ( continued )

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS,(continued)
                          JANUARY 31, 2005 and 2004

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          2005         2004
CURRENT LIABILITIES:
  Borrowings on line of credit	     		   $   753,000   $   503,000
  Current installments of bank loans			 254,040	   118,980
  Current installments of notes payable,
    related party  						  87,344        93,458
  Current installments of notes payable			 280,120	   407,109
  Current installments of capital lease
    obligations							  13,432	    22,211
  Trade accounts payable                             1,408,409     1,578,912
  Accrued salaries and wages                           179,008       196,243
  Accrued expenses                                     713,100       570,850
  Customer deposits                                  3,171,224     2,575,847
                                                    ----------    ----------
    Total current liabilities                        6,859,677     6,066,610

LONG-TERM DEBT, net of current installments:
  Note payable, related party                          229,218       316,563
  Bank loans                                         1,891,839     1,960,687
  Notes Payable                                        807,775     1,037,541
  Capital lease obligations					   5,152	    17,581
								    ----------    ----------
    Total long-term debt				     2,933,984	 3,332,372
OTHER LONG-TERM OBLIGATION                               7,500        15,000
                                                    ----------    ----------
    Total liabilities                                9,801,161     9,413,982
                                                    ----------    ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued
   and outstanding -0- shares                              ---           ---
  Common stock, $.01 par value; authorized
   12,000,000 shares in 2005, 10,000,000 shares
   in 2004; issued 9,040,059 shares in 2005,
   9,544,299 shares in 2004				        90,401        95,443
  Additional paid-in capital                         5,228,255     6,107,648
  Accumulated deficit                               (3,730,103)   (2,945,805)
  Accumulated other comprehensive income			 100,269	    51,237
                                                    ----------    ----------
                                                     1,688,822     3,308,523
  Less cost of 504,240 shares common
    stock in treasury in 2004                              ---      (884,435)
                                                    ----------    ----------
    Total stockholders' equity                       1,688,822     2,424,088
                                                    ----------    ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS'EQUITY                               $11,489,983   $11,838,070
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JANUARY 31, 2005 and 2004

                                                   2005           2004
								-----------   -----------
NET SALES                                    	$21,549,755   $15,795,309

COST OF SALES                                    14,300,449     9,539,655
                                                 ----------    ----------

GROSS PROFIT                                      7,249,306     6,255,654
                                                 ----------    ----------

OPERATING EXPENSES:
  Commissions                                     2,181,751     1,796,701
  Selling, general and administrative             5,857,859     4,666,927
                                                 ----------    ----------
     Total operating expenses                     8,039,610     6,463,628
                                                 ----------    ----------

LOSS FROM OPERATIONS                             (  790,304)   (  207,974)
                                                 ----------    ----------

OTHER INCOME (EXPENSE):
  Interest income                                    37,866        31,443
  Interest expense                               (  154,259)     ( 55,284)
  Other                                             122,399        44,510
                                                 ----------    ----------
   Total other income - net                           6,006        20,669
                                                 ----------    ----------
LOSS BEFORE INCOME TAXES                         (  784,298)   (  187,305)

INCOME TAXES                                            ---    (    9,914)
                                                 ----------    ----------
NET LOSS                                        $(  784,298)  $(  177,391)
                                                 ==========    ==========

PER SHARE DATA:
  Basic loss per share                           $ (   0.09)   $ (   0.02)
                                                 ==========    ==========

  Diluted loss per share                         $ (   0.09)   $ (   0.02)
                                                 ==========    ==========


See accompanying notes to consolidated financial statements.



                               LINCOLN LOGS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JANUARY 31, 2005 and 2004



																			      Other
                                   Common Stock						   Accum-					      Comp-
                                 Number       Par    Additional                ulated Other	           Total	      rehen-
                                   of        value     paid-in    Accumulated   Comprehen-   Treasury   stockholders'    sive
                                 shares     amount     capital     deficit     sive Income     stock       equity	      Income
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2003     7,759,299    77,593   5,681,554   ( 2,768,414)	    ---  $(884,435) $  2,106,298  $     ---

Debt converted to common stock  1,162,500	   11,625     208,375           ---           ---        ---       220,000        ---

Common stock issued upon
  exercise of stock options        35,000       350       5,663           ---           ---        ---         6,013        ---

Common stock issued upon
  acquisition of business         287,500     2,875      73,456           ---           ---        ---        76,331        ---

Common stock issuable upon
  acquisition of business         300,000     3,000     138,600           ---           ---        ---       141,600        ---

Foreign currency translation
  adjustment										  ---        51,237        ---        51,237     51,237

Net loss - 2004                       ---       ---         ---   (   177,391)          ---        ---   (   177,391)  (177,391)
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2004     9,544,299  $ 95,443  $6,107,648  $( 2,945,805) $     51,237  $(884,435) $  2,424,088  $(126,154)
                               ==========  ========  ==========  ============  ============  =========  ============  =========

Cancellation of treasury shares ( 504,240) (  5,042) (  879,393)          ---           ---    884,435           ---        ---

Foreign currency translation
  adjustment										  ---        49,032        ---        49,032     49,032

Net loss - 2005                       ---       ---         ---   (   784,298)          ---        ---   (   784,298)  (784,298)
                               ----------  --------  ----------  ------------  ------------  ---------  ------------  ---------
Balance at January 31, 2005     9,040,059  $ 90,401  $5,228,255  $( 3,730,103) $    100,269  $     ---  $  1,688,823  $(735,265)
                               ==========  ========  ==========  ============  ============  =========  ============  =========




See accompanying notes to consolidated financial statements.


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 31, 2005 and 2004


                                                          2005         2004
OPERATING ACTIVITIES:
Net loss                                              $(  784,298) $(  177,391)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation                                            554,719      316,673
  Amortization                                            185,230       47,863
  Gain on sale of assets                               (   54,953)  (    4,664)
  Changes in operating assets and liabilities:
  Increase in trade accounts receivable                (   25,162)  (  129,474)
  Decrease (increase) in inventories                      220,406   (1,003,559)
  Increase in prepaid expenses
   and other current assets                            (  153,228)  (  148,479)
  Decrease (increase) in income taxes receivable           68,223   (   97,427)
  Decrease (increase) in deposits
    and other assets                                        2,739   (    5,382)
  (Decrease) increase in trade accounts payable        (  173,580)   1,231,392
  Increase (decrease) in customer deposits                595,204   (  241,341)
  Increase (decrease) in accrued expenses,
   payroll, related taxes and withholdings                113,357   (   26,421)
  Decrease in due from related parties	                    ---       10,141
  Decrease in accrued income taxes                            ---   (   22,100)
                                                       ----------   ----------
Net cash provided (used) by operating activities          548,657   (  250,169)
                                                       ----------   ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (  334,532)  (  468,398)
  Acquisition of businesses					        ---	  (1,798,830)
  Proceeds from sale of assets                            122,748       10,000
  Payments received on mortgage receivable                  3,484        3,251
                                                        ---------   ----------
    Net cash used by investing activities              (  208,300)  (2,253,977)
                                                        ---------   ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                210,161    1,222,390
  Net proceeds from borrowing on line of credit		    250,000	     503,000
  Proceeds received on exercise of stock options		  ---        6,013
  Loan origination fees                                (    9,174)  (   43,544)
  Repayments of capital leases                         (   25,368)  (   61,616)
  Repayments of bank loans                             (  143,949)  (  190,208)
  Repayments of notes payable                          (  520,328)  (  118,818)
                                                       ----------   ----------
Net cash (used) provided financing activities          (  238,658)   1,317,217
                                                       ----------   ----------
Effect of foreign currency translation on cash		      5,748       51,237
									 ----------   ----------
Net increase (decrease) in cash and cash
 equivalents                                              107,447   (1,135,692)

Cash and cash equivalents at beginning
 of period                                                750,239    1,885,931
                                                       ----------   ----------
Cash and cash equivalents at end
 of period                                            $   857,686  $   750,239
                                                       ==========   ==========

See accompanying non-cash disclosure note (Note 17 to the consolidated financial statements).
See accompanying notes to consolidated financial statements.


                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 2005 and 2004

Note 1.  Business Description

Lincoln Logs Ltd. and subsidiaries (the "Company"), headquartered in Chestertown, N.Y., is a leading supplier of high quality home building packages. The Company's main products are log home packages and insulated, panelized-wall home building systems. Its wholly owned subsidiary, Snake River Log Homes LLC ("Snake River") offers as an option to its customers, construction services. Products are represented, sold and serviced through a 61 member National Dealer Network and through four Company-owned and operated sales centers in northern New York, northern California, southeastern Idaho and southwestern British Columbia, Canada. While the Company sells its products throughout the United States, western Canada and Japan, its principal markets are in the northeastern and northwestern regions of the United States.

Lincoln Logs Ltd. was incorporated in New York in 1977 and has the following wholly-owned subsidiaries: Thermo-Home Inc., a New York corporation through which the Company's panelized homes were previously manufactured and marketed (the manufacture and marketing operations of the Company's panelized homes were integrated into the operations of Lincoln Logs Ltd. during fiscal year ended January 31, 1988); Snake River Log Homes, LLC, a sole-member limited liability company organized under the laws of the State of Idaho whose principal activity is the marketing and sale of log homes constructed of rustic logs in the Swedish-cope style; AFI Acquisition Company, LLC, a sole-member limited liability company organized under the laws of New York in October 2003 whose principal activity is the manufacture of dimensional wood products for consumption by Lincoln Logs Ltd.; True-Craft, Inc., a New York corporation that was formed in November 2004 as a holding company for the Company's Canadian subsidiary True-Craft Log Structures Co. ("True-Craft"). True-Craft is a Nova Scotia Unlimited Liability Company formed in November 2004 as a holding company into which the Company's Canadian subsidiaries, True-Craft Log Structures Ltd., Hart & Son Industries Ltd. ("Hart & Son") and Lincoln Logs Canada Ltd., were amalgamated and whose principal activity is the manufacture, marketing and sales of log homes principally to the Canadian, European and Pacific Rim markets. Unless the context otherwise requires, the term "Company" refers to Lincoln Logs Ltd. and its subsidiaries.

The Company's fiscal year ends on January 31. As used hereafter, 2005 refers to the fiscal year ended January 31, 2005, and 2004 refers to the fiscal year ended January 31, 2004.

In 2005, the Company purchased approximately 52% of the materials necessary to construct its log home and panelized home packages from eight suppliers. Of these eight suppliers, two accounted for 14% and 10% of purchases for the year ended January 31, 2005. In 2004, the Company purchased approximately 53% of the materials necessary to construct its log home and panelized home packages from six suppliers. Of these six suppliers, which were not necessarily the same suppliers in 2005, one accounted for 20% of purchases for the year ended January 31, 2004. Alternative sources of raw materials are readily available.

Note 2.   Management's Plan

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       JANUARY 31, 2005 and 2004

The Company's forecasted sales for its fiscal year ending January 31, 2006, projects a pre-tax operating profit. This forecast is based on historical backlog trends and a forecast of new bookings. A number of changes have been made to operations to improve the financial performance of the Company's True-Craft subsidiary in Canada. The Company has commenced the implementation of its "Opt-Out" strategy to no longer be an SEC public reporting company, which once completed will save the Company its annual SEC related compliance expenses.

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

The Company's subsidiaries, Thermo-Home, Inc., Lincoln Holding Corp. and Lincoln Logs International Ltd. are currently inactive.

(b) Cash and Cash Equivalents.   Cash and cash equivalents are composed of cash
in bank accounts and certificates of deposit with maturities of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains several bank accounts in four banks located in New York, Idaho, California and British Columbia, Canada. At various times throughout 2005 and 2004 bank balances exceeded FDIC insurance coverage.

(c) Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are comprised of amounts billed for recognized revenues. The Company has two types of receivables: secured and unsecured. The secured receivables result from the use of the Company's short term financing plan, CASHCO(R), that is secured by an assignment of construction proceeds from the bank that issues the construction loan to the customer. Unsecured receivables result principally from the sale of building materials and from the performance of construction services. Also, amounts due at the time of delivery of a log home package at or near the Company's year end date, for which the Company receives payment via certified check and deposits into its bank account subsequent to the year end date, are classified as accounts receivable at the year end date.

The Company maintains an allowance for doubtful accounts at an amount it estimates to be sufficient to provide protection against losses resulting from collecting less than full payment on its receivables. Management evaluates the following criteria when forming its judgment as to the adequacy of the allowance for doubtful accounts: risk of the individual creditor, past experience, the composition of the debt owed and economic conditions. The Company records an allowance for uncollectible receivables principally by specific identification of accounts whose ability to make payments, the Company believes, has been impaired. The Company writes-off uncollectible receivables when all efforts to collect have been exhausted. No allowance for doubtful accounts was deemed necessary in Fiscal 2005.

(d) Mortgage and Notes Receivable. Notes receivable are reported at their principal balance outstanding which approximates their fair market value. The mortgage receivable is reported at its principal balance outstanding which approximates its fair market value. Costs associated with notes receivable, if any, are charged to income when the note receivable is made. Interest income on notes and mortgage receivables are recognized when accrued.

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                       JANUARY 31, 2005 and 2004

(e) Inventories.   Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories are stated net of a reserve for obsolescence in the amount of $18,000 at January 31, 2005 and January 31, 2004, respectively.

(f) Revenue Recognition.   Revenue from the sale of log home packages is
recognized when (1) we enter into a legally binding arrangement with a customer for the sale of a home package; (2) we deliver the home package; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. For customers who utilize the construction service offered as an option by the Company's wholly owned subsidiary, Snake River Log Homes LLC, no revenue is recognized on any portion of those sales until construction is substantially complete. Customers are normally required to pay a 10% deposit upon contract signing, and a second payment of 40% at the pre-cut stage, which is 45-60 days before delivery. The balance of 50% is due on delivery. The foregoing percentages may change when the Company's financing plan, known as CASHCO(R) is utilized. The CASHCO plan is a short term financing plan that is secured by an assignment of construction loan proceeds from the bank that issues the construction loan to the customer. Depending on circumstances, the amount financed varies between 50% and 90% with interest at or above the prime lending rate. The financing plan is utilized for less than 2% of all shipments and commonly the duration of the loan is not longer than 90 days.

Upon cancellation of contracts the amounts recognized for the performance of design and engineering services related to the preparation of blueprints are included in net sales.

(g) Shipping and Handling Costs. Shipping and handling costs related to the delivery of the Company's home packages and building materials are included in cost of sales. Amounts received as reimbursements from customers of shipping and delivery costs are included in net sales.

(h) Property, Plant & Equipment. Depreciation of plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets, which range from five to thirty-nine years. Costs related to the improvement or betterment of assets that extended their useful life are capitalized and depreciated over the remaining useful life of the asset; repair and maintenance costs are expensed as incurred.

(i) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(j) Goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and intangible assets that have indefinite useful lives are not amortized, but are subject to impairment testing on at least an annual basis. The Company performs a test for goodwill impairment at least annually.

(k) Other Intangible Assets. Other intangible assets represent non-competition agreements, loan origination costs, customer lists and a long-term supply

                      LINCOLN LOGS LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       JANUARY 31, 2005 and 2004

agreement that are being amortized over five to ten year periods. Amortization expense was $185,230 in 2005 and $47,863 in 2004.

(l) Accounting for the Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m) Loss Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 9,040,059 for the year ended January 31, 2005 and 8,293,778 for the year ended January 31, 2004.

Diluted loss per share is computed based on the weighted average number of common shares outstanding during the respective periods and includes the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Stock options are included in the computation using the treasury stock method if the effect is dilutive. Diluted loss per share is the same as basic loss per share for the years ended January 31, 2005 and January 31, 2004 because the effect of including stock options would be anti-dilutive.

The numerator in the calculation of diluted loss per share for the years ended January 31, 2005 and 2004 was determined as follows:

                                                     2005         2004
                                                  ----------    ----------
Net loss used to calculate basic
  per share amount                                $ (784,298)   $ (177,391)
                                                  ----------    ----------
Numerator for calculation of diluted
  loss per share                                  $ (784,298)   $ (177,391)
                                                  ==========    ==========

The denominator in the calculation of diluted loss per share for the years ended January 31, 2005 and 2004 was determined as follows:

                                                     2005          2004
                                                  ---------     ---------
Weighted average outstanding shares used
  to calculate basic loss per share               9,040,059     8,293,778
Add shares issuable assuming exercise of
  outstanding stock options                             ---           ---
                                                  ---------     ---------
Denominator for calculation of diluted
  loss per share                                  9,040,059     8,293,778
                                                  =========     =========

Basic loss per share                                $ (0.09)      $ (0.02)
                                                    =======       =======

Diluted loss per share                              $ (0.09)      $ (0.02)
                                                    =======       =======

Shares issuable assuming exercise of outstanding stock options at January 31, 2005 and 2004 were not included in the computation of diluted loss per share for the years then ended as their effect was anti-dilutive.

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                            JANUARY 31, 2005 and 2004

(n) Advertising Costs. Advertising costs are expensed when the advertisement is first run and amounted to $567,369 and $451,910 in 2005 and 2004, respectively. The Company has prepaid advertising costs of $108,751 and $121,845 at January 31, 2005 and 2004, respectively. These amounts for 2005 and 2004, respectively, are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

(o) Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and its interpretations, and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the Company at the beginning of the first interim or annual period beginning after December 15, 2005. The Company intends to adopt SFAS 123(R) beginning with its annual report for the fiscal year ended January 31, 2006. The Company does not expect that the adoption of SFAS 123(R) will have a material effect on its financial statements.

The following shows the pro-forma effect on net loss and loss per share for 2005 and 2004 as if the value of the stock option grants were charged to earnings under the provisions of SFAS No. 123:

                                                    2005               2004

Net loss as reported                           $ (784,298)       $ (177,391)
Stock compensation expense determined
  under the fair value method, net of
  $2,925 of income taxes in 2004                      ---          ( 16,575)
                                               ----------        ----------
Pro forma net loss                             $ (784,298)       $ (193,966)

Basic and diluted loss per share as reported   $   ( 0.09)       $   ( 0.02)
                                                   ======            ======
Pro forma basic and diluted loss per share     $   ( 0.09)       $   ( 0.02)
                                                   ======            ======

                     LINCOLN LOGS LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2005 and 2004

(q) Foreign Currency Translation. The Company translates the assets and liabilities of its wholly owned Canadian subsidiary, True-Craft, into US currency at the current exchange rate at the end of the fiscal year. The revenues and expenses of True-Craft are translated into US currency using the average exchange rate during the fiscal year. Gains and losses that result from foreign currency translation are included in Other Comprehensive Income.
Foreign currency transaction gains and losses for the years ended January 31, 2005 and January 31, 2004, which are included in operations, are not material.

Note 4.  Property, Plant and Equipment

A summary of property, plant and equipment at January 31, 2005 and 2004 is as follows:
                                   Estimated
                                  Useful Lives       2005         2004
                                                  ----------   ----------
Land                                              $1,012,346   $1,020,347
Buildings and improvements       15 - 39 years     2,910,945    3,047,979
Machinery and equipment            5 - 7 years     2,042,566    1,926,152
Furniture and fixtures             5 - 7 years     2,203,910    2,096,515
Transportation equipment               5 years       540,366      472,350
                                                  ----------   ----------
                                                  $8,710,133   $8,563,343
                                                  ==========   ==========

Depreciation expense for the years ended January 31, 2005 and 2004 was $554,719 and $316,673, respectively.

Note 5.  Indebtedness

Long-term debt at January 31, 2005 and 2004 consists of the following:

                                                            2005         2004
                                                         ---------    ---------
Revolving line of credit at prime rate (5.25% at
January 31, 2005), renewable annually,
collateralized by accounts receivable and inventory      $ 753,000    $ 503,000

Term loan, due November 2007, interest at prime
rate, payable in equal monthly installments
with interest, collateralized by property, machinery,
equipment and fixtures                                      66,667       91,667

Term loan, due April 2009, interest at prime
rate, payable in equal quarterly installments,
interest payable monthly, collateralized by property,
machinery, equipment and fixtures                          402,053      253,000

Term loan, due October 2013, interest only payable for the first year, then principal and

                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2005 and 2004

interest payable in equal monthly installments
with the remaining outstanding balance due at
maturity;  interest on $966,452 at a fixed rate
of 3.81% for two years, then reverting to prime
rate, interest on $710,707 at prime rate,
collateralized by property, machinery, equipment
and fixtures                                             1,677,159    1,735,000

Subordinated Note payable to related party in
connection with the Snake River acquisition (see
Note 16), due November 2008, interest at 0%, payable
annually, discounted net present value at
the rate of 7%, unsecured                                  316,562      410,021

Subordinated Note payable in connection with the
Snake River acquisition (see Note 16), due November
2008, interest at 0%, payable annually, discounted
net present value at the rate of 7%, unsecured             316,562      410,021

Note payable in connection with Snake River
acquisition (see Note 16), due April 2004,
interest at 0%, unsecured                                      ---       95,000

Subordinated Note payable in connection with the True-
Craft/Hart & Son acquisition (see Note 16), due August
2008, interest at 0%, payable monthly, discounted
net present value at the rate of 8%, unsecured             179,102      222,558

Subordinated Note payable in connection with the True-
Craft/Hart & Son acquisition (see Note 16), due August
2010, interest at 0%, payable monthly, discounted
net present value at the rate of 8%, unsecured             577,968      662,767

Notes payable, ranging from 0% to 7.9%, payable in
monthly installments through April 2006, collateralized
by vehicles                                                 14,262       54,304

Obligations under capital leases, net of interest
payable through January 2008                                18,584       39,792
                                                        ----------   ----------
Total long-term debt                                     4,321,920    4,477,130
    Less current installments                           (1,387,936)  (1,144,936)
                                                        ----------   ----------
Long-term debt, net of current installments             $2,933,984   $3,332,372
                                                        ==========   ==========

On October 7, 2003, the Company entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer")totaling $3,675,000. The facility consists of a 10-year term loan in the amount of $1,735,000, the first year interest only, then principal and interest payments made monthly with the

                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JANUARY 31, 2005 and 2004

unpaid balance of the principal due at the end of the tenth year; a 5 year term loan in the amount of $1,065,000 with principal paid quarterly and interest paid monthly; a 4 year term loan in the amount of $100,000 with principal and interest paid monthly; and a $775,000 revolving line of credit that is renewable annually. The interest rate on all of the aforementioned loans is the prime lending rate as listed in the Wall Street Journal, which at January 31, 2005 is 5.25% with the exception of the interest rate on $1,000,000 of the 10-year term loan, which is a fixed rate of 3.81% for the first two years, reverting in October 2005 to prime rate for years three through ten. The Company has collateralized the term loans with all of the Company's real property, machinery, equipment and fixtures. The revolving line of credit is collateralized by the Company's inventory and accounts receivable. The
Company must comply with several debt covenants, affirmative, negative, continuing and financial, in connection with the First Pioneer credit agreement. One such covenant prohibits the Company from dividend distributions. At
January 31, 2005, the Company was in violation of three financial covenants, for which the Company received a waiver from First Pioneer. At January 31, 2004, the Company was in violation of two financial covenants, for which the Company received a waiver from First Pioneer.

The Company has drawn $2,899,000 and $2,588,000 on this credit facility at January 31, 2005 and January 31, 2004, respectively.

The principal amount of future maturities of long-term debt by fiscal year are as follows:

Year ending January 31:                Amount

                 2006              $1,387,936
                 2007                 622,941
                 2008                 589,049
                 2009                 531,589
                 2010                 294,662
                 Thereafter           895,743
                                   ----------
                                   $4,321,920
                                   ==========

Assets under capital leases represent computers, a digital copier and blueprinting equipment. The costs, accumulated depreciation and depreciation expense are included with owned assets in Note 3. The details are as follows:

                                                  2005          2004
                                               ---------     ---------
          Costs                                $  91,684     $ 217,524
          Accumulated Depreciation              ( 66,671)     (105,079)
          Depreciation Expense                    17,306        35,877

Assets with a cost of $130,000 and accumulated depreciation of $58,043 that were under capital leases in 2004 have ended by January 31, 2005.

The future minimum lease payments for obligations under capital leases, and included in future maturities of long-term debt shown above, are as follows:

  Year ending January 31,                       Amount
                                             ---------
               2006                          $  15,486
               2007                              2,654
               2008                              2,653
                                             ---------

                    LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        JANUARY 31, 2005 and 2004

               Total                         $  20,793
               Less Interest                  (  2,209)
                                             ---------
               Obligations Under
                 Capital Leases              $  18,584
                                             =========

Note 6.  Income Taxes

For 2005, the Company did not provide any current or deferred federal, state, or foreign income tax provision or benefit because it experienced a net operating loss for the year. The Company has provided full valuation allowance on the deferred tax asset because of uncertainty regarding its realizability.

A summary of components of the income tax benefit for the year ended January 31, 2004 is as follows:

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
                                 ========        ========       ========

The Company realized a tax benefit of approximately $10,000 in 2004 through the use of net operating loss carryforwards. At January 31, 2005, the Company has Federal net operating loss carry-forwards for income tax purposes totaling approximately $2,672,000; $1,074,000 expire in 2007, $816,000 in 2008, $260,000 in 2009, and $522,000 through 2020. A substantial portion of the Company's net operating losses are limited on an annual basis pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. The Company's Federal net operating loss carry-forwards for income tax purposes are limited to approximately $565,000 of which approximately $10,000 expires in each of the next 4 years.

The effective income tax rates for 2005 and 2004, respectively, differ from the statutory Federal income tax rate for the following reasons:

                                             2005          2004
                                            ------        ------
Statutory tax rate                            34.0%         15.0%
Non-deductible meals and
  entertainment expenses                       4.0         (16.0)
State income taxes, net of federal
  tax benefit                                  ---         ( 2.0)
Change in deferred tax asset
  valuation allowance                        (20.0)          ---
Other                                        (10.0)        ( 9.0)
Recoverable foreign taxes                      ---          21.0
Other non-deductible expenses                ( 8.0)        ( 3.0)
                                            ------        ------
                                               0.0%          6.0%
                                            ======        ======

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of January 31, 2005 and 2004 are presented below:
                                                    2005          2004
                                                ----------    ----------
Deferred tax assets:

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     JANUARY 31, 2005 and 2004

Vacation accrual                                $   25,042    $   25,042
Inventories, principally due to additional
 costs inventoried for tax purposes pursuant
 to the Tax Reform Act of 1986                      15,055        16,544
Allowance for doubtful accounts                        ---         6,868
Other liabilities                                   27,200        16,381
Warranty accrual                                    11,220        13,940
Net operating loss carryforward                    192,100        17,563
                                                ----------    ----------
Total gross deferred tax assets                    270,617        96,428
   Less valuation allowance                     (  195,910)   (   36,773)
                                                ----------    ----------

Net deferred tax asset                              74,707        59,685

Deferred tax liability:
Property, plant and equipment - principally
 due to differences in depreciation methods     (   53,853)   (   55,352)
Acquired intangibles                            (   20,854)   (    4,302)
                                                ----------    ----------
Total deferred tax liability                    (   74,707)   (   59,685)
                                                ----------    ----------
Net deferred taxes                              $      ---    $      ---
                                                ==========    ==========

The valuation allowance for deferred tax assets as of January 31, 2005 and 2004 was $195,910 and $36,773, respectively. The net change in the total valuation allowance was a decrease of $159,137 in 2005 and $36,337 in 2004, respectively.

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

Note 7.  Employee Benefit Plan

The Company has a contributory defined contribution 401(k) savings plan covering all eligible employees who elect to participate. The Company matches 100% of employee contributions up to a maximum of 3% of compensation. Contributions by the Company for 2005 and 2004 amounted to $83,056 and $58,757, respectively.

Note 8.  Lease Commitments

The Company is party to several non-cancelable operating leases for various machinery and equipment, and to property leases for its subsidiaries' facilities in Idaho and British Columbia, Canada. The facility leases call for payment of basic monthly lease payments plus additional payments for expenses incurred by the landlord, such as taxes and insurance. The property lease in Canada is for a term of five years with an option to renew in August 2008 for an additional five years. If the Company elects to extend the lease for the option period, the monthly lease will be changed to approximate the fair market value for similar facilities in that region, but will not be less than the basic monthly lease payment at the conclusion of the initial term. The property lease in Idaho is for a constant amount and will not change as long as the company remains on the property. Total rent expense incurred by the Company during 2005

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2005 and 2004

and 2004 was $173,095 and $76,613, respectively. The aggregate future minimum operating lease payments at January 31, 2005 are as follows:

Year ending January 31:
            2006         $ 163,353
            2007           157,650
            2008           148,979
            2009            91,283
            2010             3,711
            Thereafter         ---
                         ---------
            Total        $ 564,976
                         =========

Note 9.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at January 31, 2005 and 2004 consist of the following:

                                       2005           2004
                                    --------       --------
Commission advances                $ 176,292      $ 109,673
Prepaid insurance                     87,733         50,063
Prepaid advertising and shows        223,913        185,988
Miscellaneous receivables             83,645        117,408
Prepaid property taxes                36,911         37,977
Future planbook design                41,216            ---
Other                                 69,493         63,774
                                    --------       --------
   Total                           $ 719,203      $ 564,883
                                    ========      =========

Note 10.  Other Intangible Assets

A summary of other intangible assets at January 31, 2005 and 2004 is as follows:

                                    Estimated
                                  Useful Lives         2005             2004
                                  ------------    ------------    ------------
Non-competition covenants          4 - 5 years    $     77,501    $     75,071
Loan origination fees             4 - 10 years          69,551          68,872
Trademarks                          indefinite         384,749         360,938
Acquired customer relationships      6.7 years          95,207          88,688
Product supply agreement               7 years       1,050,000       1,050,000
                                  ------------    ------------    ------------
                                                  $  1,677,008    $  1,643,569
                                                  ============    ============

During 2004, through its acquisitions of True Craft Log Structures, Ltd., Hart and Son Industries, Ltd., and Snake River Log Homes LLC the Company acquired other intangible assets totaling in the aggregate $1,589,736. Also during 2004, the Company wrote-off $28,500 representing a fully amortized intangible asset.

Amortization expense for the years ended January 31, 2005 and 2004 was $185,230 and $47,863 respectively.

Note 11.  Accrued Expenses

                  LINCOLN LOGS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      JANUARY 31, 2005 and 2004

Accrued expenses at January 31, 2005 and 2004 consist of the following:

                                     2005           2004
                                  ---------      ---------
Accrued commissions               $  38,172      $  93,219
Accrued backorders                  298,067        212,369
Accrued sales awards                 64,500         49,500
Deposits - cancelled contracts       38,769         19,180
Accrued sales bonuses                82,338         65,694
Accrued Warranty                     33,000         41,000
Sales taxes payable                  76,657         32,150
Other                                80,597         56,738
                                  ---------      ---------
   Total                          $ 712,100      $ 569,850
                                  =========      =========

Note 12.  Related Party Transactions

On November 17, 2003, the Company completed the acquisition of Snake River. As a result of the acquisition of Snake River, one of the two principal owners from whom the acquisition was made has continued his employment as President of Snake River and as an officer of Lincoln Logs Ltd. A portion of the consideration given in connection with the acquisition was a 5-year, non-interest bearing note for $500,000, discounted to a net present value of $410,021 using an interest rate of 7%, and 150,000 shares of the Company's common stock valued at market price on the date of the acquisition, $0.80 per share, discounted to $0.47 per share for stock trading restrictions, or a total of $70,800. The amounts shown as "Note payable, related party" represents amounts due under the aforementioned note and total $316,562 and $410,021 at January 31, 2005 and 2004, respectively.

Note 13.  Mortgage Receivable

The mortgage, due from a former officer of the Company who resigned from the Company in December 1997, originated September 1, 1984, bears an interest rate of 6% and is due over a term of 35 years. The mortgage also has a clause whereby the Company, upon 30 days written notice from the mortgagor, must repurchase the mortgaged premises at any time during the term of the mortgage for the sum of $90,000 (the original amount of the mortgage) or the appraised market value of the premises, whichever is greater. The mortgage balance at January 31, 2005 and 2004 was $60,390 and $62,645, respectively.

There are two notes receivable established in connection with the sale of a piece of Company owned real estate, the former Theatre Building, in July 2004 and are due from non-affiliated individuals. Both notes are for equal amounts, face value $8,700 respectively, bear interest at 6.5%, have a term of 5 years and are payable monthly. The total notes receivable balance at January 31, 2005 was $16,170.

The future aggregate mortgage receipts at January 31, 2005 are as follows:

  Year ending January 31:
              2006      $  6,392
              2007         6,131
              2008         6,526

                 LINCOLN LOGS LTD. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    JANUARY 31, 2005 and 2004

              2009         6,947
              2010         5,694
           Thereafter     44,870
                         -------
              Total     $ 76,560
                         =======

Note 14.  Stock Based Compensation

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

                                                         Weighted Average
                                Number of Shares      Option Price Per Share
                            -----------------------   -----------------------
                            Qualified Non-Qualified   Qualified Non-Qualified
                            --------- -------------   --------- -------------
Balance at January 31, 2003   118,500       182,000     $   .16    $   .19
Granted during year            50,000           --          .50         --
Cancelled during year              --           --           --         --
Exercised during year        ( 35,000)          --       (  .17)        --
                             --------     ---------     --------   --------
Balance at January 31, 2004   133,500       182,000     $   .29    $   .19
Granted during year                --        50,000          --        .55
Cancelled during year              --     (   2,000)         --     (  .19)
Exercised during year              --           --           --         --
                             ---------    ---------     --------   --------
Balance at January 31, 2005   133,500       230,000     $   .29    $   .27
                             =========    =========     ========   ========

All outstanding incentive stock options are exercisable as of January 31, 2005. During 2005, the Company granted 50,000 non-qualified stock options with an exercisable price that was lower than the fair market value of the stock on the date of the grant. The fair market price on the date of the grant was $0.76 per share, the exercise price of the grant was $0.55 per share. The non-qualified stock options granted during 2005 vest ratably over a 5 year period commencing with 10,000 options that vested on November 17, 2004. A compensation charge of approximately $2,000 has been recognized in the 2005 statement of operations related to the non-qualified stock option grant.

Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant. The weighted average remaining contractual life of the outstanding options as of January 31, 2005 is 3.75 years.

At the annual meeting of shareholders held on July 28, 2004, shareholders approved a proposal to increase the number of shares available for option awards to 985,000 shares from 485,000 shares, with 485,000 issuable as Incentive Stock Options, and 500,000 issuable as Non-Qualified Stock Options. At January 31, 2005, there were available for future grants 548,500 shares.

Pro forma information regarding net loss and loss per share is presented in
Note 3(m) as if the Company had accounted for its stock-based awards to

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2005 and 2004

employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using a Black-Scholes option pricing model. Limitations of the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company's stock-based awards to employees during 2004 was estimated assuming no expected dividends, a risk free interest rate of 2.875%, an expected life of 5 years and an expected volatility of 1.116.

Note 15.  Commitments and Contingencies

(a) Warranty Claims. The Company issues a one hundred year warranty on all log components sold when a complete log home package is purchased. The amount provided for warranty claims at January 31, 2005 and January 31, 2004 was $33,000 and $41,000, respectively, and was based upon objective historical data of actual costs incurred over the prior five years. During 2005 and 2004 the Company paid warranty claims of $50,599 and $67,010, respectively.

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

Note 16.     Acquisitions

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

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2005 and 2004

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

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2005 and 2004

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

AFI. Pursuant to an Asset Sale Agreement dated October 7, 2003, the Company, through its 100% owned subsidiary AFI Acquisition Company LLC, acquired all of the assets and assumed the outstanding debt of Adirondack Forest Industries, Inc. ("AFI") for approximately $1,059,800. AFI is a saw mill that cuts, manufactures and sells dimensional lumber and its by-products, and offers kiln-drying services. The Company's Board of Directors approved the purchase and determined that the purchase would provide the Company with vertical manufacturing capabilities to augment the purchase of needed raw material from independent suppliers for the Company's log home kits. AFI's results have been included in the Company's Statement of Operations since the acquisition date of October 7, 2003. The acquisition of AFI's assets has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

The purchase price of approximately $1,059,800 consisted of $865,600 of assumed bank debt, $62,900 of assumed current liabilities, $22,500 of other long-term obligations and $108,800 of transaction costs. The purchase price of the AFI's assets was allocated as follows:

     Current assets              $      37,287
     Land & buildings                  240,000
     Machinery & equipment             375,975
     Other intangible asset              8,495
     Goodwill                          398,026
                                  ------------
       Purchase Price            $   1,059,783

The Company believes that all of the goodwill will be deductible for tax purposes.

Note 17.  Supplementary Disclosure of Cash Flow Information

                                       2005             2004
                                    ---------        ---------
Cash paid during the year for:
   Interest                         $ 128,944        $  49,358
                                    =========        =========
   Income taxes                     $   4,030        $  75,280
                                    =========        =========

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2005 and 2004

Included in the above amounts are $7,058 in 2004 for cash paid for interest to related parties in connection with the Company's Series B and Series C Convertible Subordinated Debentures.

Non-cash investing and financing activities:

During 2005, the following transactions occurred:

In January 2005, the Company recorded an increase in office equipment of $4,160 and a related increase in long-term debt of an equal amount in connection with the purchase of a digital copier/printer.

In January 2005, the Company cancelled all of the 504,240 shares of common stock held in its Treasury. This resulted in a reduction in total outstanding shares to 9,040,059 at January 31, 2005 from 9,544,299 at January 31, 2004. The total cost of the treasury shares, $844,435, was charged against Common Stock and Additional Paid-In Capital and reduced those balances to $90,401 and $5,228,255, respectively, at January 31, 2005.

In July 2004, the Company received notes in the amount of $17,400 for a portion of the sale of real property.

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

The Company issued 300,000 shares of common stock as part of the consideration paid for the acquisition of Snake River Log Homes LLC. The shares are issuable as of the acquisition transaction date of November 17, 2003 (see Note 16 above). The value place on the shares was equal to the market price of the shares on the date of the transaction, $0.80 per share, discounted to $0.47 per share for stock trading restrictions, or a total of $141,600. In addition, the Company issued unsecured, non-interest bearing Notes Payable in connection with the aforementioned acquisition in the aggregate amount of $820,042, which represents the net present value of the notes discounted at the rate of 7%.

               LINCOLN LOGS LTD. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  JANUARY 31, 2005 and 2004

In connection with the acquisition of Snake River Log Homes LLC, the Company assumed a non-interest bearing note with a due date of April 1, 2004 in the amount of $95,000.

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

(a) Cash and Cash Equivalents, Trade Accounts Receivable, Notes Receivable, Trade Accounts Payable, Customer Deposits, Accrued Expenses and Long-Term Debt. The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, trade accounts payable, customer deposits, accrued expenses and long-term debt approximate fair value because of their short term maturities and because the debt bears interest that approximate applicable market rates.

(b) Mortgage receivable. Based on borrowing rates and terms more commonly made available by independent mortgage lenders, the fair value of the mortgage receivable (including current installments) is approximately $65,898 compared to its carrying amount of $60,389.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Note 19.   Reclassifications

Certain amounts in the Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended January 31, 2004 have been reclassified to conform to the presentation for the year ended January 31, 2005.

Note 20.   Subsequent Events

Subsequent to year end, the board of directors of the Company approved a 500 to 1 reverse stock split, which is subject to shareholder approval. In conjunction with the 500 to 1 reverse stock split, the board of directors of the Company has approved the repurchase of fractional shares, which is expected to total approximately $115,000.

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

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal year ended January 31, 2005 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

     None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:
                         Year first
                         Elected a  Position with the Company
Name of Director    Age  Director   (other than as a director)
----------------    ---  --------   ---------------------------
Leslie M. Apple      55   2000
Reginald W. Ray, Jr. 75   1982
Samuel J. Padula     81   1985
Steven Patlin        64   2000
Richard C. Farr      76   1982     Director of Corporate Strategy
John D. Shepherd     59   1982     Chairman of the Board; President and Chief
                                      Executive Officer
William J. Thyne     55   1999     Vice President, Treasurer and Secretary *
Jeffry J. LaPell     45   2001     Vice President and Chief Operating Officer
Benjamin A. Shepherd 51   2003     Vice President of Corporate Development;
                                      Vice President-Finance and Chief
                                      Financial Officer

* William J. Thyne has resigned as an executive officer of the Company. Mr. Thyne will continue to serve on the board of directors.

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

   Richard C. Farr was, until his resignation from those offices on July 8, 1997, Chairman of the Board of the Company since January 1990 and President and Treasurer of the Company since December 1991. Mr. Farr was the Company's
Chief Executive Officer from December 1991 to May 1997, at which time he became a member of the Office of the Chief Executive, which position he resigned on

July 8, 1997. Mr. Farr has also been Chairman and Chief Executive Officer of Farr Investment Company, a private investment firm in West Hartford, Connecticut, for more than the past five years. From January 1987 to December 1991, Mr. Farr was a Special Administrative Assistant to the President, a position he has resumed and continues to hold since his resignation as Chairman in July 1997.

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

    William J. Thyne, CPA, has been Secretary since January 1998, Vice President since September 1999 and Treasurer since February 2001. Mr. Thyne had also been Chief Financial Officer of the Company from January 1998 until March 2004. Prior to joining the Company Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part B services in Guilderland, New York from August 1996 to January 1998. William J. Thyne resigned as an executive officer of the Company on April 15, 2005. Mr. Thyne will continue to serve on the board of directors.

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

Apple qualifies as an audit committee financial expert. Mr. Apple is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Compensation Committee, whose function is to review and make recommendations to the Board on executive compensation, consists of Messrs. Ray, Padula and Farr. The Strategy Committee, whose function is to make recommendations to the Board on the future business direction of the Company, consists of Messrs. Farr, Apple and Patlin. The Company does not have a standing nominating committee or any committee performing a similar function. During the fiscal year ended January 31, 2005 there were four meetings of the Audit Committee.

                              EXECUTIVE OFFICERS

   The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

Name               Age   Office(s)
----               ---   ---------
John D. Shepherd    59   Chairman of the Board; President and Chief Executive
                         Officer

William J. Thyne    55   Vice President; Treasurer; Secretary *

Jeffry J. LaPell    45   Vice President and Chief Operating Officer

Benjamin Shepherd   51   Vice President - Finance and Corporate Development;
                         Chief Financial Officer

Charles A. Clark    57   Vice President - Western Region

Richard H. Berry    44   Vice President; President - Snake River Log Homes

* William J. Thyne has resigned as an executive officer of the Company. Mr. Thyne will continue to serve on the board of directors.

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

   William J. Thyne, CPA, has been Secretary since January 1998, Vice President since 1999 and Treasurer in February 2001. Mr. Thyne had been Chief Financial Officer of the Company from January 1998 until March 2004. Prior to joining the Company, Mr. Thyne was Chief Financial Officer of John B. Garret, Inc., a distributor of medical supplies and equipment and a provider of Medicare Part

B services in Guilderland, New York from August 1996 to January 1998.
William J. Thyne resigned as an executive officer of the Company on April 15, 2005. Mr. Thyne will continue to serve on the board of directors.

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

  Richard H. Berry joined the Company upon the acquisition of Snake River Log Homes, LLC by the Company on November 17, 2003. Mr. Berry was one of two principals who owned Snake River Log Homes, LLC and was President of that company at that time. Mr. Berry was retained as President of Snake River Log Homes, LLC and given the additional position of Vice President with the Company. Prior to joining the Company, Mr. Berry was President of Snake River Log Homes, LLC for three years. Prior to that position, and for more than five years, Mr. Berry was Vice President of Sales and Marketing as well as a partner in the firm Cape Athletic, LLC.

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

   The Company believes that its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended January 31, 2005.

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

ITEM 10.  EXECUTIVE COMPENSATION

                          EXECUTIVE COMPENSATION

   The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended January 31, 2005, January 31, 2004 and January 31, 2003.

                            SUMMARY COMPENSATION TABLE

               LONG-TERM COMPENSATION - ANNUAL COMPENSATION AWARDS
                                                           Long-term Compensation
                       Annual Compensation                        Awards
                       -------------------                 ----------------------

     (a)          (b)     (c)       (d)          (e)         (f)        (g)        (h)       (i)
                                                                                              All
                                               Other       Restricted                        Other
Name and                                       Annual      Stock       Options/   LTIP       Compen-
Principle         Year    Salary    Bonus    Compensation  Award(s)     SAR's     Payout     Sation
Position                   ($)       ($)         ($)         ($)         (#)       ($)        ($)
--------------------------------------------------------------------------------------------------------
John D. Shepherd, 2005 100,000.00       0.00   8,000.00(5)     0.00         0       0.00   12,018.00 (2)
Chief Executive   2004 100,000.00  75,000.00   8,000.00(5)     0.00         0       0.00   10,178.00 (3)
Officer (1)       2003 100,000.00       0.00   8,000.00(5)     0.00         0       0.00    7,991.00 (4)

Jeffry J. LaPell, 2005 111,151.00  60,710.00   8,000.00(5)     0.00         0       0.00   11,117.00 (7)
Chief Operating   2004  91,710.00  32,533.00   8,000.00(5)     0.00         0       0.00   10,757.00 (8)
Officer (6)       2003  89,539.00  40,628.00   8,000.00(5)     0.00         0       0.00    6,393.00 (9)



(1) Mr. Shepherd was elected Chief Executive Officer in December 1997. Since June 1982 Mr. Shepherd has been a director of the Company.

(2) This amount consists of $6,000 paid for directors' meetings fees, $5,670 of matching funds contributed to the Company's 401(k) Plan and $348 paid for term life insurance.
(3) This amount consists of $6,000 paid for directors' meeting fees, $3,480 of matching funds contributed to the Company's 401(k) Plan, $348 paid for term life insurance, and $350 paid for interest on amounts advanced to the Company.
(4) This amount consists of $3,000 paid for directors' meeting fees, $3,443 of matching funds contributed to the Company's 401(k) Plan, and $348 paid for term life insurance and $1,200 paid for interest on Series B Convertible Subordinate Debentures.
(5) These amounts represent an annual salary paid to the directors of the Company. Mr. Benjamin Shepherd was elected to the Board of Directors on July 9, 2003, and the amount shown next to his name for fiscal year 2004 represents a pro-rated amount for that fiscal year.
(6) Mr. LaPell was elected Vice President and Chief Operating Officer in August 2001, and appointed to a vacant seat on the Board of Directors in August 2001. From December 1999 to January 2002 Mr. LaPell was Vice President - Sales.
(7) This amount consists of $6,000 paid for directors' meeting fees, $4,730 of matching funds contributed to the Company's 401(k) Plan and $387 paid for term life insurance.
(8) This amount consists of $6,000 paid for directors' meeting fees, $4,437 of matching funds contributed to the Company 401(k) Plan and $320 paid for term life insurance.
(9) This amount consists of $3,000 paid for directors' meeting fees, $3,080 of matching funds contributed to the Company 401(k) Plan and $313 paid for term life insurance.

Employee Savings Plan

   The Company maintains a defined contribution salary reduction plan (the "Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986 (as amended from time to time, the "Internal Revenue Code") for all employees who have completed one year of service with the Company. Seventy-one of the Company's employees are currently eligible to participate in the Plan, fifty-seven of whom have elected to participate. Employees participating in the Plan may elect to defer compensation up to a maximum permitted by the Internal Revenue Code. The Company contributes on behalf of each participating employee a percentage, determined annually by the Company based upon the profits of the Company, of compensation (as defined by the Plan) to the Plan. Aggregate annual additions on behalf of any employee may not exceed the lesser of 25% or such employee's compensation for any given year or $7,000 (as adjusted for increases in the cost of living as prescribed by regulations by the Secretary of the Treasury, $13,000 for the 2004 calendar year). Contributions to the Plan made by the Company are 20% vested after a participating employee completes two years of service with the Company and continues to vest at the rate of an additional 20% over each of the following four years of employment. The Company is current with respect to its funding obligations to the Plan.

   During the fiscal years ended January 31, 2005, 2004 and 2003, cumulative vested account balances of $8,333, $14,953 and $174,532, respectively, were paid from the Plan to employees of the Company upon their separation from service in the Company pursuant to the Plan.

Directors' Compensation

   During the fiscal years ended January 31, 2005 and 2004, each Director received an $8,000 annual salary and also received $1,500 for each directors meeting they attended. Further, members of committees of the Board of Directors received $500 for each committee meeting attended.

Employment Contracts

   The Company is party to employment contracts with Jeffry J. LaPell, Vice President and Chief Operating Officer, Richard Berry, Vice President and President of Snake River Log Homes LLC, and has been a party to an employment contract with Eric R. Johnson, Vice President - Sales, until Mr. Johnson terminated his employment with the Company on September 24, 2004. The contract with Mr. LaPell is for a term of two years, call for a certain base salary (adjusted annually for the change in the Consumer Price Index), and includes incentives for an annual bonus based on the achievement of defined goals related to sales revenues of Lincoln Logs Ltd. and Lincoln Logs Ltd.'s backlog of contracts. Mr. LaPell's contract also contains non-competition clauses that would be effective upon separation from service to the Company, and a severance provision whereby he would be paid an amount equal to three months' base salary. Mr. LaPell's contract was renewed on May 31, 2004 for an additional two years. All terms of the contract remained the same with the exception of Mr. LaPell's base salary, which was increased to $120,000 per year, and the defined goals related to his annual bonus were amended to be related to the sales revenues and backlog of contracts for Lincoln Logs Ltd. and its subsidiaries.

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

                          Number of Shares              Percent of Out-
                          of Common Stock               standing Common
                          of the Company                Stock of the Company
Name and Address          Beneficially Owned            Beneficially Owned
Of Beneficial Owner       as of April 25, 2005          as of April 25, 2005
-------------------       ----------------------        ----------------------

Richard C. Farr               1,110,802 (1)                    11.86%
40 Colony Road
W. Hartford CT 06117

John D. Shepherd              5,409,461 (2)                    57.77%
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

                        Number of Shares           Percent of Out-
                        of Common Stock            standing Common
                        of the Company             Stock of the Company
                        Beneficially Owned          Beneficially Owned
Name                    as of April 25, 2005       as of April 25, 2005
---------------         ----------------------     ----------------------
Richard C. Farr           1,110,802 (4)                   11.86%
Samuel J. Padula            298,743 (1)(2)                 3.19%
Reginald W. Ray, Jr.        220,404 (1)(3)                 2.35%
John D. Shepherd          5,409,461 (5)                   57.77%
William J. Thyne             96,085 (6)                    1.03%
Steven Patlin                60,100 (7)                    0.64%
Jeffry J. LaPell             25,000 (9)                    0.27%
Leslie M. Apple              75,000 (1)                    0.80%
Benjamin A. Shepherd        191,000 (8)                    2.04%
Charles A. Clark                  0                        0.00%
Richard Berry               200,000 (10)                   2.14%
All officers and
directors as a group
(11 persons)              7,686,595 (11)                  82.09%

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

  (11) Includes 245,000 shares subject to options, of which 205,000 become exercisable within 60 days and 40,000 become exercisable ratably over the next four years commencing with 10,000 becoming exercisable on November 17, 2005.

There are no arrangements known to the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Description of certain transactions and agreements to which the Company and certain officers and directors of the Company are parties are set forth below.

  The Company received legal services from the law firm of Whiteman Osterman
& Hanna LLP, of which Leslie M. Apple, a director of the Company, is a partner, and accrued fees for such legal services rendered to the Company of $41,300 and $141,300 during the fiscal years ended January 31, 2005 and January 31, 2004, respectively.

ITEM 13.  EXHIBITS

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

14.1  Code of Ethics.

16.1 Letter from Urbach Kahn & Werlin LLP to Securities and Exchange Commission, dated as of October 12, 2004, filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K, dated October 6, 2004, filed with the Securities and Exchange Commission on October 12, 2004, and incorporated herein by this reference.

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed to the Company by Its Independent Auditors

UHY LLP ("UHY") have a continuing relationship with UHY Advisors, Inc. ("Advisors") from which it leases staff who are full time permanent employees of Advisors and through which its partners provide non-audit services. Non-audit services for the fiscal year ended January 31, 2005 ("Fiscal 2005"), referred to below under "Tax Fees" were provided to the Company by Advisors.
As a result of UHY's arrangement with Advisors, UHY has no full time employees and, therefore, all audit services performed for the Company by UHY for Fiscal 2005 were provided by permanent, full time employees of Advisors leased to UHY. UHY manages and supervises the audit engagement and the audit staff, and is exclusively responsible for the report rendered in connection with its audit of the Company's Fiscal 2005 consolidated financial statements.

For the fiscal year ended January 31, 2005 and 2004, fees for professional services provided by UHY are categorized as follows:

Audit Fees. Audit fees consist principally of fees for services in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements and amounted to $94,300 in 2005 and $119,901 in 2004.

Audit-related Fees. Audit-related fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements but not reported under the caption "Audit Fees." These fees include review of the Company's Current Reports on Form 8-K filed by the Company, and participation at audit committee meetings. These fees amounted to $5,310 in 2005 and $78,176 in 2004.

Tax Fees. Tax fees consist of fees for tax compliance, tax advice, tax planning and tax return preparation, and amounted to $28,685 in 2005 and $8,618 in 2004.

All Other Fees. All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. There were no such fees billed by the Company's independent accountants for the fiscal years ended January 31, 2005 and January 31, 2004.

Pre-Approval of Services by Independent Auditors

The Audit Committee pre-approved all audit, audit-related, and tax services performed by UHY, the Company's external auditors for Fiscal 2005. The Audit Committee approves all audit fees and terms for all services provided by the independent auditor and considers whether these services are compatible with the auditor's independence. There is no de minimis provision under which the pre-approval process would be waived. The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company's independent auditors during the Company's most recent fiscal year are compatible with maintaining the independence of such auditors.


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

                                           Date:  April 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

(i) Principal Executive Officer:       (ii)  Principal Financial Officer:


     s/John D. Shepherd                  	    s/Benjamin A. Shepherd
       John D. Shepherd,				Benjamin A. Shepherd
       Chairman of the Board,				Vice President - Finance,
       President and Chief Executive	      Chief Financial Officer
       Officer

       Date:  April 30, 2005			      Date:  April 30, 2005


                    (Signitures Continued on Next Page)

(iii) A Majority of the Board of Directors:

      s/ Richard C. Farr                    April 29, 2005
      ------------------------
      Richard C. Farr


                                            April   , 2005
      ------------------------
      Samuel J. Padula


      s/ Reginald W. Ray Jr.                April 29, 2005
      ------------------------
      Reginald W. Ray, Jr.


      s/ John D. Shepherd                   April 30, 2005
      ------------------------
      John D. Shepherd


      s/ William J. Thyne                   April 28, 2005
      -----------------------
      William J. Thyne


      s/ Steven Patlin                      April 30, 2005
      ------------------------
      Steven Patlin


      s/ Leslie M. Apple                    April 29, 2005
      ------------------------
      Leslie M. Apple


	s/ Jeffry J. LaPell                   April 28, 2005
      ------------------------
      Jeffry J. LaPell


      s/ Benjamin A. Shepherd               April 29, 2005
      ------------------------
      Benjamin A. Shepherd

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



Date:  April 30, 2005		s/John D. Shepherd
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




Date:  April 30, 2005		s/Benjamin A. Shepherd
					Name:  Benjamin A. Shepherd
					Title: Vice President - Finance & Corporate
                                     Development and Chief Financial Officer

EXHIBIT 32.1


                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Lincoln Logs Ltd. (the "Company") on Form 10-KSB for the period ended January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 30, 2005		   s/ John D. Shepherd
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


In connection with the annual report of Lincoln Logs Ltd. (the "Company") on Form 10-KSB for the period ended January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 30, 2005		  s/ Benjamin A. Shepherd
					  Name:  Benjamin A. Shepherd
					  Title: Vice President - Finance & Corporate
					         Development and Chief Financial Officer


[ A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Securities and Exchange Commission or its staff upon request. ]