Form 10QSB
period 2005-04-30
LINCOLN LOGS LTD
filed 2005-06-14
CIK 717422

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D. C. 20549


                              FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934
					For the quarterly period ended April 30, 2005

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

                                  N/A
(Former name, former address and former fiscal year, if changed since last report.)

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

           Class                          Outstanding at June 11, 2005
  Common Stock, $0.01 par value                    9,040,059

Transitional Small Business Disclosure Format (Check one): Yes ( )   No (X)


                      LINCOLN LOGS LTD. AND SUBSIDIARIES


                                  INDEX

                                                                Page number
PART  I.   FINANCIAL INFORMATION

	ITEM  1.   FINANCIAL STATEMENTS  (UNAUDITED)

     		Consolidated balance sheets as of
             April 30, 2005 and January 31, 2005                     3 - 4

	     	Consolidated statements of operations for the
             three months ended April 30, 2005 and 2004              5

		Consolidated statements of changes in stockholders'
             equity for the three months ended April 30, 2005
             and the twelve months ended January 31, 2005            6

     		Consolidated statements of cash flows for the
             three months ended April 30, 2005 and 2004	         7

            Notes to consolidated financial statements               8 - 10


	ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS	               11 - 23

      ITEM  3.   CONTROLS AND PROCEDURES					   23


PART II.  OTHER INFORMATION                                          24


SIGNATURES                                                           25



                                     -  2  -


                      LINCOLN LOGS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     APRIL 30, 2005 AND JANUARY 31, 2005

                                   ASSETS
                                                April 30,       January 31,
                                                 2 0 0 5          2 0 0 5
                                               (Unaudited)       (Audited)
                                               ----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                    $1,257,825       $  857,686
  Trade accounts receivable				  769,685          363,601
  Inventories (raw materials)			      1,957,121        1,849,741
	Work in process					  738,572		 453,898
  Prepaid expenses and other current assets       903,836          719,203
  Deferred tax asset					  130,000		     ---
  Income taxes receivable                          26,654           29,686
  Mortgage and note receivable                      5,623            5,623
                                               ----------       ----------
     Total current assets                       5,789,316        4,279,438
                                               ----------       ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                          1,012,346        1,012,346
  Buildings and improvements                    2,913,463        2,910,945
  Machinery and equipment                       2,043,768        2,042,566
  Furniture and fixtures                        2,211,903        2,203,910
  Transportation equipment                        539,437          540,366
                                               ----------       ----------
                                                8,720,917        8,710,133
  Less: accumulated depreciation               (4,504,628)      (4,382,790)
                                               ----------       ----------
     Total property, plant and
       equipment - net                          4,216,289        4,327,343
                                               ----------       ----------
OTHER ASSETS:
  Mortgage receivable                              69,830           70,938
  Deposits and other assets                        75,418           68,003
  Goodwill                                      1,347,056        1,350,020
  Intangible assets, net of accumulated
    amortization of $335,490 at April 30, 2005
    and $282,767 at January 31, 2005            1,341,518        1,394,241
                                               ----------       ----------
     Total other assets                         2,833,822        2,883,202
                                               ----------       ----------
TOTAL ASSETS                                  $12,839,427      $11,489,983
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                                       ( continued )

                       			 -  3  -



                        LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS ( continued )
                       APRIL 30, 2005 AND JANUARY 31, 2005

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  April 30,      January 31,
                                                   2 0 0 5        2 0 0 5
                                                 (Unaudited)     (Audited)
                                                -----------     -----------
CURRENT LIABILITIES:
  Borrowings on line of credit                  $   753,000     $   753,000
  Current installments of bank loans                254,040         254,040
  Current installments of notes payable,
    related parties					     87,344          87,344
  Current installments of notes payable             270,126         280,120
  Current installments of capital lease
    obligations                                       7,057          13,432
  Trade accounts payable                          1,312,845       1,408,408
  Accrued salaries and wages                        177,790         179,008
  Accrued expenses                                1,134,816         713,100
  Customer deposits                               4,640,420       3,171,224
                                                 ----------      ----------
     Total current liabilities                    8,637,438       6,859,676

LONG-TERM DEBT, net of current installments:
  Notes payable, related parties                    229,218         229,218
  Bank loans                                      1,819,051       1,891,839
  Notes payable                                     759,459         807,775
  Capital lease obligations                           2,840           5,152
                                                 ----------      ----------
    Total long-term debt                          2,810,568       2,933,984
                                                 ----------      ----------
OTHER LONG-TERM OBLIGATION                            7,500           7,500
                                                 ----------      ----------
    Total liabilities                            11,455,506       9,801,160
                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value;
    	authorized 1,000,000 shares; issued
    	 and outstanding - 0 - shares	                    ---             ---
  Common stock, $ .01 par value; authorized
      10,000,000 shares; issued 9,040,059 shares     90,401          90,401
  Additional paid-in capital                      5,228,255       5,228,255
  Accumulated deficit                            (3,999,678)     (3,730,103)
  Accumulated other comprehensive income             64,943         100,270
                                                -----------      ----------
     Total stockholders' equity                   1,383,921       1,688,823
                                                -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $12,839,427     $11,489,983
                                                ===========     ===========

See accompanying notes to consolidated financial statements.



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004
                                  (UNAUDITED)
<CAPTION)
                                                  Three Months Ended
                                                       April 30,
                                                ----------------------
                                                 2 0 0 5       2 0 0 4
                                                ---------     ---------
NET SALES                                     $ 4,788,386   $ 2,597,840

COST OF SALES                                   3,014,272     2,003,262
                                               ----------    ----------
GROSS PROFIT                                    1,774,114       594,578
                                               ----------    ----------
OPERATING EXPENSES:
  Commissions                                     515,151       230,974
  Selling, general and administrative           1,603,697     1,463,319
                                               ----------    ----------
   Total operating expenses                     2,118,848     1,694,293
                                               ----------    ----------
LOSS FROM OPERATIONS                           (  344,734)   (1,099,715)
                                               ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income                                   2,666         3,161
  Interest expense                             (   44,477)   (   27,674)
  Other                                        (   13,030)       15,830
                                               ----------    ----------
   Total other income - net                    (   54,841)   (    8,683)
                                               ----------    ----------
LOSS BEFORE INCOME TAXES                       (  399,575)   (1,108,398)

INCOME TAX BENEFIT                             (  130,000)   (  300,000)
                                               ----------    ----------
NET LOSS                                      $(  269,575)  $(  808,398)
                                               ==========    ==========

PER SHARE DATA:
  Basic and diluted loss per share             $    ( .03)   $    ( .09)
                                               ==========    ==========


See accompanying notes to consolidated financial statements.


             				 -  5  -

                          LINCOLN LOGS LTD. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED APRIL 30, 2005 (UNAUDITED) AND
                       THE TWELVE MONTHS ENDED JANUARY 31, 2005

                                                                                                                     Other
                                                                              Accum-                                 Comp-
                                Number      Par     Additional               ulated Other                Total       rehen-
                                  of       value     paid-in    Accumulated  Comprehen-   Treasury    stockholders'  sive
                                shares     amount    capital      deficit    sive Income    stock        equity      Income
                               ---------  --------  ----------  -----------  -----------  ----------  ------------  ---------

Balance at January 31, 2004    9,544,299  $ 95,443  $6,107,648  $(2,945,805) $    51,237  $( 884,435) $  2,424,088

Cancellation of treasury
  shares                      (  504,240) (  5,042) (  879,393)                              884,435           ---

Foreign currency translation
  adjustment                                                            ---       49,033         ---        49,033     49,033

Net loss - 2005                      ---       ---         ---   (  784,298)         ---         ---   (   784,298)  (784,298)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at January 31, 2005    9,040,059  $ 90,401  $5,228,255  $(3,730,103) $   100,270  $      ---  $  1,688,823  $(735,265)
                                                                                                                    =========

Foreign currency translation
  adjustment                                                            ---   (   35,327)        ---   (    35,327)  ( 35,327)

Net loss - April 30, 2005            ---       ---         ---   (  269,575)         ---         ---   (   269,575)  (269,575)
                              ----------  --------  ----------  -----------  -----------  ----------  ------------  ---------
Balance at April 30, 2005      9,040,059  $ 90,401  $5,228,255  $(3,999,678) $    64,943  $      ---  $  1,383,921  $(304,902)
                              ==========  ========  ==========  ===========  ===========  ==========  ============  =========




See accompanying notes to consolidated financial statements.


                                  	 -  6  -



                       LINCOLN LOGS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004
                                (UNAUDITED)
                                                     Three Months Ended
                                                         April 30,
                                                ----------------------------
                                                  2 0 0 5          2 0 0 4
                                                -----------      -----------
OPERATING ACTIVITIES:
  Net loss  	                              $ ( 269,575)     $ ( 808,398)
  Adjustments to reconcile net loss
   to net cash (used) provided by
   operating activities:
     Depreciation                                   128,163          128,421
     Amortization                                    45,966           59,140
     Income tax benefit                           ( 130,000)       ( 300,000)
     Changes in operating assets and liabilities:
       (Increase) in trade accounts
         receivable                               ( 407,299)       ( 156,937)
       (Increase) in inventories                  ( 396,757)       ( 277,316)
       (Increase) in prepaid expenses
         and other current assets                 ( 185,357)       ( 144,512)
       (Increase) decrease in deposits
         and other assets                         (   7,415)           9,172
       (Decrease) increase in trade accounts
         payable                                  (  92,844)         134,774
       Increase in customer deposits              1,469,521        1,021,623
       Increase in accrued expenses, payroll
         related taxes and withholdings             421,821          128,175
       Decrease in income taxes receivable            2,951           21,073
       (Decrease) in accrued income taxes               ---        (       9)
                                                 ----------       ----------
Net cash provided (used) by operating
	   activities  				          579,175        ( 184,794)
                                                 ----------       ----------
INVESTING ACTIVITIES:
   Additions to property, plant
       and equipment                              (  31,798)       (  15,731)
   Acquisition of businesses                            ---        (   2,906)
   Payments on mortgage receivable                    1,108              603
                                                 ----------       ----------
   Net cash (used) by investing activities        (  30,690)       (  18,034)
                                                 ----------       ----------
FINANCING ACTIVITIES:
   Proceeds from borrowing on line of credit            ---          150,000
   Loan origination fees                                ---        (   9,174)
   Repayments of capital leases                   (  12,847)       (   9,863)
   Repayments of bank loans                       (  72,788)       (  18,900)
   Repayments of notes payable                    (  47,461)       ( 176,042)
                                                 ----------       ----------
   Net cash (used) by financing activities        ( 133,096)       (  63,979)
                                                 ----------       ----------

Effect of foreign currency translation on cash    (  15,250)       (  33,201)
                                                 ----------       ----------
Net increase (decrease) in cash and cash
  equivalents                                       400,139        ( 300,008)

Cash and cash equivalents at
   beginning of period                              857,686          750,239
                                                 ----------       ----------
Cash and cash equivalents at
   end of period                                 $1,257,825       $  450,231
                                                 ==========       ==========

See accompanying non-cash disclosure note (Note 5 to consolidated financial statements).
See accompanying notes to consolidated financial statements.

     					       -  7  -

			       LINCOLN LOGS LTD. AND SUBSIDIARIES
                 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			          APRIL 30, 2005 AND 2004

(1)  BASIS OF PRESENTATION

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

   The results of operations for the three-month periods ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the business. The Company operates in the housing industry whose activity pattern is more active during the months of late-spring through late-autumn, and less active during the winter months of the year.

   These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

(2)  LOSS PER SHARE

   Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The weighted average number of common shares used to compute basic loss per share was 9,040,059 for both three-month periods ended April 30, 2005 and April 30, 2004, respectively.

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

(3)  INCOME TAXES

   The Company accrues income tax expense on an interperiod basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized. An income tax benefit of $130,000 and $300,000 was recognized in the three months ended April 30, 2005 and April 30, 2004, respectively.

(4) STOCK BASED COMPENSATION

  There were no Stock Options granted during the 3-month period ended April 30, 2005.

  During the three-month period ended April 30, 2004 a stock option grant was made.

  Stock option activity for the three-month period ended April 30, 2005 and the fiscal year ended January 31, 2005 is summarized as follows:

                                                           Weighted Average
                                 Number of shares        Option Price Per Share
                                 ----------------        ----------------------
                             Qualified Non-Qualified    Qualified Non-Qualified
                             --------- -------------    --------- -------------
Balance at January 31, 2004    133,500       182,000        $0.29         $0.19
Granted during year                ---        50,000          ---           .55
Cancelled during year              ---      (  2,000)         ---         ( .19)
Exercised during year              ---           ---          ---           ---
                             --------- -------------    --------- -------------
Balance at January 31, 2005    133,500       230,000        $0.29         $0.27
Granted during period              ---           ---          ---           ---
Cancelled during period            ---           ---          ---           ---
Exercised during period            ---           ---          ---           ---
                             --------- -------------    --------- -------------
Balance at April 30, 2005      133,500       230,000        $0.29         $0.27
                             ========= =============    ========= =============

   All outstanding stock options are exercisable as of April 30, 2005 with the exception of 50,000 Non-Qualified Stock Options granted during the quarter ended April 30, 2004. Those options become exercisable equally over a five-year period commencing with 10,000 options becoming exercisable on November 17, 2004. Stock options expire 10 years from the date they are granted (except in the case of an incentive stock option awarded to a person owning 10% or more of the Company's stock, in which case the term is limited to five years) and vest upon grant, except as noted above for the options granted during the first quarter ended April 30, 2004. The weighted average remaining contractual life of the outstanding options as of April 30, 2005 is 3.7 years.

   During the quarter ended April 30, 2004, the Company granted 50,000 non-qualified stock options with an exercise price $0.55 per share. At the date of the grant, the fair market price for the Company's common stock was $0.90 per share. The Company issued these Non-Qualified Stock Options at a below market price because of a commitment the Company had made during the negotiations to purchase Snake River Log Homes, LLC in April 2003 when the fair market price for the Company's common stock was approximately $0.40 per share. The Company recognized stock compensation expense of $3,500 related to this stock option grant at April 30, 2005.

(5)  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

   During the three months ended April 30, 2005, cash was paid in the amounts of $43,189 for interest and $1,500 for income taxes. During the three months ended April 30, 2004, cash was paid in the amounts of $21,001 for interest and $4,030 for income taxes.

Non-cash investing and financing activities:

   During the first quarters ended April 30, 2005 and April 30, 2004, there were no non-cash investing and financial transactions.

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

ITEM 2
              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	            	 CONDITION AND RESULTS OF OPERATIONS

  This discussion is intended to further the reader's understanding of the consolidated financial statements, financial condition, and results of operations of Lincoln Logs Ltd. and its subsidiaries. It should be read in conjunction with the consolidated financial statements, notes and tables in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Factors That Could Affect Future Results" and elsewhere in this report on Form 10-QSB. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

  The Company manufactures and markets log home construction kits, panelized home construction kits and post and beam structures. The products we sell are used to construct a weather-tight shell of a home, that is, we sell the walls, windows and doors, roof structure and roofing material, and various other interior materials. While we have not historically provided construction services to customers (including the sale and installation of foundations, plumbing, electrical wiring and fixtures, cabinets, and other such amenities) our subsidiary Snake River Log Homes LLC does provide this service from time to time. We sell a product line of solariums, which can be purchased separately or included as an integral part of the house design. This product line represents a small portion of the Company's revenue and is a product which complements the Company's design of homes. We also provide our customers with detailed construction drawings that are stamped by a professional engineer as required. We sell several styles of log homes, such as machine milled logs and logs that are turned on a lathe, and we use several species of wood such as eastern white pine, western cedar, spruce and lodge-pole pine. All logs are available in various shapes, sizes and lengths and can be ordered "pre-cut and notched," "pre-cut only," or in specified lengths to be custom cut and fitted on site. We only operate within the business segment of manufactured wood products. Our revenue is reported as a single component, which is comprised of the following four elements: (1) log and panelized home sales, (2) solarium sales, (3) sales of building materials, and (4) revenues from engineering and design services. For the quarters ended April 30, 2005 and April 30, 2004, approximately 89% and 78%, respectively, of the Company's total sales were derived from log home and panelized home sales.

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

RESULTS OF OPERATIONS

  The following table illustrates our financial results for the fiscal quarter ended April 30, 2005 as compared to the fiscal quarter ended April 30, 2004 (in $1,000's US).

                                 1st                1st
                                Fiscal             Fiscal
                               Quarter    % of    Quarter    % of      %
                                 2005    Sales      2004    Sales    Change
                               -------   -----    -------   -----    ------
Net Sales                      $ 4,788    100%    $ 2,598    100%       84%
Cost of Sales                    3,014     63%      2,003     77%       50%
                               -------   -----    -------   -----    ------
Gross Profit                     1,774     37%        595     23%      198%
Operating expense                2,119     44%      1,694     65%       25%
                               -------   -----    -------   -----    ------
Loss from Operations           (   345)    -7%    ( 1,099)   -42%      -69%
Other Expenses, net            (    54)    -1%    (     9)    --       500%
                               -------   -----    -------   -----    ------
Loss before Income Taxes       (   399)    -8%    ( 1,108)   -42%      -64%
Income Tax Benefit                 130      3%        300     11%      -57%
                               -------   -----    -------   -----    ------
Net Loss                       $(  269)    -6%    $(  808)   -31%      -67%
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

  In addition to the significant accounting policies described in Note 2 of the Consolidated Financial Statements filed by the Company in its annual report on Form 10-KSB for the year ended January 31, 2005, the Company believes that the following addresses its critical accounting policies.

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products sold is recognized upon delivery to the customer.

Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-delivery customer support. Design and engineering services are an integral part of the total home package sold to the customer and as such, revenue for these efforts are not recognized as a separate line item in our financial statements. However, customers occasionally cancel their contracts with us. Upon cancellation we recognize revenue for services performed for design and engineering services in accordance with a predetermined fee schedule that is shared with the customer at the time of the contact signing. We deduct this amount from the deposit that accompanies the contract and return the remainder of the deposit to the customer.

Impairment of Long-lived and Intangible Assets: We evaluate the recoverability of the Company's long-lived assets, where indicators of impairment are present, by reviewing current and projected profitability or discounted cash flow of such assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Intangible assets not subject to amortization are tested for impairment at least annually. We did not record any impairment losses for either of the three month periods ended April 30, 2005 or April 30, 2004.

Income Taxes: We estimate our income taxes in each of the jurisdictions in which we operate. This process involves an estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a particular period, we must include an expense within the tax provision in our Statement of Operations.

Reserves for Doubtful Accounts and Obsolete/Excess Inventory: Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. On a regular basis, we evaluate our accounts receivable and inventories and establish these reserves based on a multitude of contributing factors. In the case of accounts receivable, we establish the reserve based on a combination of specific customer circumstances as well as the history of write-offs and collections. In the case of inventories, factors we consider in establishing a reserve include economic conditions, product mix, sales levels, customer acceptance of our products and changing product styles. As a result, we established a reserve for doubtful accounts receivable of $20,199 for the fiscal year ended January 31, 2004 which was written off with its offsetting receivable in the fiscal year ended January 31, 2005, and a reserve for slow moving and obsolete inventories of $18,000 for the three month periods ended April 30, 2005 and 2004.

Comparison of three-month periods ended April 30, 2005 and April 30, 2004

  Revenues: Net sales were $4,788,386 for the three months ended April 30, 2005 as compared to $2,597,840 in the three month period ended April 30, 2004. The increase of $2,190,546 was primarily attributable to increased sales of our log home and panelized home construction kits. Approximately 89% of total revenues are represented by home construction kit sales and this portion of our revenues increased by 114%. That increase is comprised of a 13% increase in units shipped and an 89% increase in the average value of the home construction kits shipped, when compared to the three-month period ended April 30, 2004. Other contributors to our revenues are building material sales, design and engineering services and freight revenues. Collectively these items decreased by $70,143, or 11%, as compared with those revenues for the three-month period ended April 30, 2004. Our strategy is to continue to add to our product offerings and to increase our market share through the introduction of new home designs, products and style selections. We also intend to emphasize the sale of building materials through the offerings of log accents and other log products that aesthetically enhance the overall design of the log home kits we offer. We anticipate that the majority of our revenues will continue to be produced through the sale of log home and panelized home construction kits.

  The first quarter of the fiscal year is typically slow in terms of shipments for the Company as these three months (February, March and April) are considered "winter months," and weather during these months in certain regions of the country can pose difficulties for log home construction. While the first quarter ended April 30, 2005 showed significant improvement over the previous year's revenues, from a historical standpoint, the Company's peak shipping season truly does not begin until the month of May.

  Gross Profit/Cost of Sales: Our gross margin increased to 37% of sales, or $1,774,114, in the first quarter ended April 30, 2005 from 23% of sales, or $594,578, in the first quarter ended April 30, 2004. The increase in gross profit was the result of lower costs in all components (i.e., material, labor and overhead) of the cost of goods sold, as a percentage of sales. These categories decreased, as a percentage of sales, in the following manner over the previous fiscal year: a decrease of 3% in material costs; a decrease of 5% in labor costs; and a decrease of 6% in manufacturing overhead.

  Costs of the Company's raw materials have declined since the beginning of this fiscal quarter, which is, in part, attributable to the decrease in commodity lumber costs during that period.

  The decrease in labor costs as a percentage of sales was due to better absorption of labor resulting from increased sales volume for the three-month period ended April 30, 2005, as compared with the three-month period ended April 30, 2004.

  Manufacturing overhead decreased as a percentage of sales in all areas as compared with the quarter ended April 30, 2004. This decline is primarily attributable to the absorption of costs over a much larger sales base. During the winter months of February, March and April, overhead costs rise as a percentage of sales due to the lower number of units shipped during that period.

  An additional factor that usually contributes to a declining gross profit in the first quarter of the Company's fiscal year is our use of fixed price contracts where we do not have the ability to adjust the selling price of the contracts to adjust to changes in costs. The selling prices to which we are contractually bound are valid for a period of nine months from the date of the contract signing. The costs used to estimate the price of a contract at the time when it is executed do not necessarily reflect the actual costs incurred when the shipment of that contract takes place. All of the shipments made during the first fiscal quarter were of contracts whose selling price was set prior to that quarter.

  Operating expenses: Total operating expenses for the first quarter ended April 30, 2005 were $2,118,848 as compared with $1,694,293 during the first quarter ended April 30, 2004, an increase of $424,555, or 25%. As a percentage of net sales, operating expenses were 44% and 65% for the three-month periods ended April 30, 2005 and 2004, respectively.

  Sales commissions consist of amounts paid and accrued both to our employee sales persons and our independent dealers throughout the United States. For the first quarter ended April 30, 2005 commissions amounted to $515,151, or 11 of net sales, compared with $230,974 in first quarter ended April 30, 2004, which comprised 9% of net sales for that period. While total commissions expense increased 123% compared to our increase in total net sales of 84%, it does not necessarily follow that commissions will change at a proportionate rate. Employee sales representatives are compensated at commission rates that are lower than the independent dealers utilized by the Company. Depending on the mix of sales, total commissions can change at a disproportionate rate in relation to the change in net sales. Also, the Company's subsidiaries in British Columbia and Idaho do not have independent dealers and sell most of their home building kits to third parties who in turn sell the product to the end user. This practice results in an elimination of the sales commission that is otherwise paid by the Company. This practice also generates a lower gross profit due to sales on a wholesale basis.

  Selling, general and administrative expenses of $1,603,697 in the first quarter ended April 30, 2005 have increased $140,378, or 10%, when compared to the selling, general and administrative expenses in the first quarter ended April 30, 2004. As a percentage of total net sales, selling, general and administrative expenses were 34% and 56%, for the first quarter ended April 30, 2005 and 2004, respectively. The primary items that contributed to the dollar increase were an increase in personnel and increased spending on attendance at national trade show expositions, marketing, advertising and promotion costs.

  Interest expense: In the first quarter ended April 30, 2005, interest expense was comprised of interest paid on the Company's multi-faceted credit facility established in October 2003, interest imputed on notes payable to the previous owners of the subsidiaries acquired by the Company in 2003, and interest paid on various other credit borrowings of lesser amounts. We expect the Company's interest expense to be higher than the previous year's amount, which reflects the increased amount of debt outstanding principally incurred as a result of the Company's acquisition activities.

  Income taxes: The Company accrues income tax expense on an inter-period basis as necessary, and accrues income tax benefits only when it is more likely than not that such tax benefits will be realized during the fiscal year. For the three-month periods ended April 30, 2005 and 2004, the Company accrued income tax benefits of $130,000 and $300,000, respectively.

  Net loss: Even though sales increased in the first quarter ended April 30, 2005 when compared to the previous year's first quarter, the Company incurred a net loss of $269,575. The Company's net loss for the first quarter ended April 30, 2004 was $808,398. The Company considers the first three months of its fiscal year, February, March and April, to be part of the "winter season" when shipments are historically low and expenses remain either constant, or rise in certain instances. Historically, the Company has never experienced a net profit in its first quarter of the fiscal year, and the current fiscal quarter was no exception. However, the Company believes that its shipments will increase during the remainder of the fiscal year as its backlog of undelivered contracts at April 30, 2005 is 24% higher than the previous year's amount at the end of

April 30, 2004. The Company believes that the following items are significant with respect to the Company's outlook on its future performance: (a) the size of the Company's current backlog of undelivered contracts; (b) the increase in shipments during the three-month period ended April 30, 2005 (as compared to the three-month period ended April 30, 2004) and (c) indicators which lead the Company to believe that the number of shipments during the remainder of the current fiscal year will be greater that the number of shipments completed by the Company during the corresponding period of the last fiscal year. The Company believes that the preceding factors, among others, provide a basis for the Company's belief that it will return to profitability in the current fiscal year.

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

  The table below highlights key balances and ratios as a result of the acquisition plan (in $1,000's of US dollars):

                                    As of April 30,    January 31,
                                    2005       2004       2005
  Financial Condition:
    Total Assets                 $ 12,839   $ 12,226   $ 11,490
    Total Liabilities            $ 11,456   $ 10,644   $  9,801
    Total Equity                 $  1,384   $  1,582   $  1,689
    Debt/equity ratio                3.02	      2.79       2.56
    Assets/debt ratio                3.07       2.76       2.66
  Working Capital:
    Current Assets               $  5,789   $  4,819   $  4,279
    Current Liabilities          $  8,640   $  7,386   $  6,860
    Current Ratio                     .67        .65        .62
  Cash Position:
    Cash & cash equivalents      $  1,258   $    450   $    858
    Cash provided (used) in
      operations                 $    579   $(   185)  $    521

Financial Condition

  Total assets at April 30, 2005 are $12,839,427, as compared with $11,489,983 at January 31, 2005, for an increase of $1,349,444. The majority of this increase was in the areas of cash, accounts receivable, and inventory. We also had an increase of $1,654,346 in total liabilities, from $9,801,160 at January 31, 2005 to $11,455,506 at April 30, 2005, the majority of which is represented by an increase in customer deposits and accrued expenses.

  During the fiscal year ended January 31, 2004 we entered into a multi-faceted credit facility with First Pioneer Farm Credit, ACA ("First Pioneer"). The total credit available to the Company is $3,675,000 of which the Company has utilized $2,826,091 as of April 30, 2005. The proceeds from borrowings against the credit facility were used principally to finance the Company's recent acquisitions. We also used common stock of the Company, as well as seller financing in the form of non-interest bearing long-term notes to finance portions of the acquisitions completed by the Company.

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

  The seller financing is payable over terms ranging from five to seven years with the majority of the notes subject to monthly repayments while a smaller amount is due on an annual basis. All the seller financing notes are non-interest bearing, however, interest has been imputed for financial statements purposes using rates that approximate those for similar unsecured promissory notes.

Working Capital; Sources and Uses of Cash

  At April 30, 2005, we had a working capital deficiency of $2,850,546 as current liabilities exceeded current assets. At January 31, 2005, we had a working capital deficiency of $2,580,238. For the three month period ended April 30, 2005, our working capital deficiency increased by $270,308. Our balance of cash and cash equivalents increased during first quarter ended April 30, 2005 primarily due to increases in customer deposits and accrued liabilities. Cash was used primarily to purchase inventory and prepaid assets and to pay down bank loans and notes, and by an increase in accounts receivable.

  We believe that our cash and cash equivalents, together with expected revenues from operations will be sufficient to meet the Company's anticipated working capital requirements for the remainder of fiscal year 2006. Our cash balances increased in spite of the winter season of our business cycle (which included the first quarter of each year), which is the period of time during which the Company historically generates the least amount of shipping activity each fiscal year. We anticipate that as we enter into the building season shipping cycle, beginning in May, that we will generate the needed working capital from the Company's undelivered backlog of contracts at April 30, 2005. Also, we have not drawn all of the available funds provided under the First Pioneer credit facility, which is available to us to supplement the funds generated by the Company's operations.

  Our backlog of undelivered contracts at April 30, 2005 was approximately $33,015,000. This is an increase of $6,456,000, or 24%, over the backlog of undelivered contracts at April 30, 2004 when the backlog was approximately $26,559,000. At the Company's fiscal year end date of January 31, 2005, the backlog was approximately $32,304,000. A contract is considered to be part of our backlog when the contact is signed by the customer, is accompanied by a deposit and is countersigned by an officer of the Company. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 43% of the undelivered contracts in the backlog at the end of a fiscal year are shipped in the subsequent fiscal year. To the extent this historical standard is used to forecast the Company's shipments for the fiscal year ending January 31, 2006, approximately $13,890,700 of product is anticipated to be delivered with respect the contracts contained in the beginning backlog at January 31, 2005. In the first quarter ended April 30, 2005, 100% of the shipments originated from the beginning backlog at January 31, 2005. In the previous year's first quarter ended April 30, 2004, approximately 87% of the shipments originated from the beginning backlog at January 31, 2004.


  The balance of the Company's product shipments during any given fiscal year originate from contracts that are both executed and delivered during the same fiscal year. Of the product shipments made during fiscal year ended January 31, 2005 approximately $8,242,000 originated from contracts executed during that fiscal year which represented approximately 25% of contracts executed during that fiscal year. In the fiscal quarter ended April 30, 2005, none of the shipments originated from contracts executed during such fiscal quarter. In the previous year's first quarter ended April 30, 2004, approximately 13% of the shipments originated from contracts that were executed during that fiscal quarter then ended. It should be noted that shipments made during the first three months of the Company's fiscal year are predominately of contracts executed in the immediately preceding fiscal year, and historically, to the extent that few or none of the contracts executed during the Company's first quarter are shipped during the first quarter of that fiscal year has not had a material impact on the Company's total shipments to be made for the corresponding full fiscal year. The Company's fiscal year 2006 potential revenue is contingent on various factors including general economic conditions, weather, interest rates, the overall market climate for new housing construction and the ability of our customers to complete the necessary pre-delivery prerequisites, such as building site preparation.

  The table below illustrates the changes in our backlog for the first quarters ended April 30, 2005 and 2004, and for the last two fiscal years ended January 31, 2005 and 2004 (in $1,000's of US dollars):

                                Quarter Ended         Fiscal Year Ended
                                  April 30,              January 31,
                                2005      2004          2005      2004

Beginning backlog            $ 32,304  $ 25,220      $ 25,220  $ 20,088
  Add:  New contracts           5,419     4,758        31,575    23,266
        Amendments                318       625         1,224       710
                             --------  --------      --------  --------
          Sub-total            38,041    30,603        58,019    44,064
  Less: Shipments             - 4,262   - 2,037       -19,347   -13,842
        Cancellations         -   764   - 2,007       - 6,368   - 5,002
                             --------  --------      --------  --------
  Ending backlog             $ 33,015  $ 26,559      $ 32,304  $ 25,220
                             ========  ========      ========  ========

  Each year we experience contract cancellations. The reasons for cancellations are varied and no one particular reason is dominant over the total population of reasons given by our customers. It has been the Company's experience, over the past four years for which such statistics have been kept, that an average of approximately 23% of undelivered contracts contained in the backlog at the end of the fiscal year will be cancelled in the subsequent fiscal year. Similarly, the Company's records over the past four years for which such statistics have been kept, indicate that an average of 4% of the contracts executed during the fiscal year will also be cancelled during that same fiscal year. In the event of cancellation of a contract, the Company realizes a certain amount of revenue for work performed relating to drafting and engineering services. These charges for work performed are calculated in accordance with a Disclosure Letter Addendum that each customer signs, which delineates specific costs for drafting and engineering services. After deduction of the charges for services performed, the balance of the customer's deposit is returned to the customer. During quarters ended April 30, 2005 and 2004 we realized revenues of $19,465 and $78,974, respectively, as a result of the Company's performance of the aforementioned services.

Contractual Cash Obligations

  We have a number of long-term obligations requiring future payments pursuant to debt and lease agreements. All of our contractual obligations have contractual terms whereby the due date of the debt is accelerated upon the occurrence of certain "events of default." These events of default are standard terms and conditions in most business debt agreements, such as nonpayment of the obligation, or allowing a judgment to be levied against the collateralized property that goes unremedied for more than 30 days. If and when an event of default occurs, and the lender declares that there is an event of default and if the default is not cured within 30 days of such notice (90 days in the case of certain seller financing notes), the obligations and any unpaid interest become due and payable immediately.

  The bank debt made available by First Pioneer (the "First Pioneer Credit Facility") is conditioned upon the Company's continued compliance with affirmative, negative, continuing and financial covenants. Examples of the affirmative covenants include compliance with laws, maintaining insurance, maintaining the property, maintaining books and records, and similar items. Examples of the negative covenants include prohibiting liens or security interests to be placed against any of our assets, we cannot change fiscal years, we may not enter into other borrowings without the prior consent of the bank, and similar restrictions. The continuing covenants require the Company to provide First Pioneer with audited financial statements on an annual basis, to provide quarterly operating statements, to file all necessary tax returns annually and provide a copy to the bank, and other similar requirements. The financial covenants require us to meet two financial ratios, debt coverage ratio and current ratio, and to maintain a minimum net worth, on an annual basis. At January 31, 2005, we were required to achieve a fixed charge coverage ratio of not less than 2.0 to 1.0, achieve a current ratio of not less than 1.0 to 1.0, and to maintain a minimum tangible net worth of $3,606,298. During Fiscal 2005 and Fiscal 2004, the Company failed to meet the financial covenants. Failing to meet these financial covenants constituted an "event of default" under the terms of the First Pioneer Credit Facility. The Company applied for and received waivers from First Pioneer with regard to these financial covenants for the fiscal years ended January 31, 2005 and January 31, 2004, and, accordingly, the events of default were deemed cured. There were no other events of default with respect to the First Pioneer Credit Facility at January 31, 2005 or at April 30, 2005.

  We believe that the default with regard to the financial covenants of the First Pioneer Credit Facility occurred due to unrecoverable cost increases relating to fixed price contracts and losses at our subsidiary in British Columbia. We believe that our inability to meet the goals set by First Pioneer has not damaged our relationship with them, nor do we believe that it will hinder our ability to obtain future financing for contemplated projects. The

Company has discussed these issues during its annual review with First Pioneer, and believes that it will meet the financial covenants that will be in effect for the fiscal year ending January 31, 2006.

Factors That Could Affect Future Results

  Certain statements made in this Quarterly Report on Form 10-QSB and in our Annual Report on Form 10-KSB for the year ended January 31, 2005 are forward-looking statements based on our current expectations, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-QSB and in our Form 10-KSB for the year ended January 31, 2005. You should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-KSB, which is not an exclusive list of risks and uncertainties that confront our Company. Additional risks and uncertainties may also impair our business operations.

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

We face significant price competition.
  There are no assurances that competitive pressures will not force us to accept reduced margins to compete in the future. Large companies within the industry with significantly greater resources continue to expand in the market place and compete for customers with a strategy that is based on price. While sales price is a distinguishing factor between companies offering log home construction kits, the Company feels that product attributes, service, quality and design are other important factors in a purchase decision.

The success of our acquisition in Canada is dependent on the ability of the Company to shift its manufacturing requirements for its customers located in the western United States to the Company's newly-acquired facility in British Columbia, Canada.
  One of the considerations for the Company's acquisition of True Craft Log Structures, Ltd. and Hart & Son Industries, Ltd., the companies subsidiaries located in Maple Ridge, British Columbia, Canada was the potential cost savings of shipping home building packages from British Columbia to customers located in the western United States as opposed to shipping these products from the Company's facilities in New York. The Company is in the process of shifting this function to its Canadian facility, however, the speed with which the Company can execute this task will have an impact on its financial performance for the remainder of the Company's fiscal year 2006 and beyond.

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

The industry is sensitive to seasons and weather.
  The home construction industry is seasonal in nature and is sensitive to weather conditions. The building cycle is more active during the months of May to October and less active during the months of November to March. This is particularly true for the Company in light of the fact that, historically, a majority of our shipments are made into the northeast region of the United States where winter conditions may arrive earlier than in other regions of the country and can persist into the spring season. In addition, the weather conditions in the initial months of spring can result in rain and muddy ground conditions, which are not conducive for new home construction. Weather conditions are unpredictable and can have an adverse affect on our ability to ship product and generate revenue. In light of the effect winter weather conditions have on our first quarter shipments, the Company has routinely experienced a loss in past first quarters of the Company's fiscal year and it has experienced a comparable loss in the first quarter of fiscal year 2006. The Company is working to address the impact of the winter season on the Company's historical first-quarter financial performance through acquisitions.

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

  In December 2003, FASB issued Financial Interpretation No. 46R ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and to determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. Certain provisions of this interpretation became effective upon issuance. As of April 30, 2004 and January 31, 2004, we did not have any VIE.

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


ITEM 3.  CONTROLS AND PROCEDURES

  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              June 14, 2005

                              / s /  Benjamin A. Shepherd
                              Benjamin A. Shepherd
                              Vice President and Chief Financial Officer

                              June 14, 2005

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


Date: June 14, 2005
                                  / s /  John D. Shepherd
                                  Name:  John D. Shepherd
                                  Title: Chairman of the Board, President
                                    and Chief Executive Officer

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


Date: June 14, 2005
                                  / s /  Benjamin A. Shepherd
                                  Name:  Benjamin A. Shepherd
                                  Title: Vice President and Chief
                                    Financial Officer

EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John D. Shepherd, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 14, 2005          s/ John D. Shepherd
                              Name:  John D. Shepherd
                              Title:  Chairman of the Board of Directors,
                                President and Chief Executive Officer


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

EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Lincoln Logs Ltd. (the "Company") on Form 10-QSB for the period ended April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Benjamin A. Shepherd, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 14, 2005          s/ Benjamin A. Shepherd
                              Name:  Benjamin A. Shepherd
                              Title:  Vice President and Chief Financial
                                Officer


[A signed original of this written statement required by Section 906 has been provided to Lincoln Logs Ltd. and will be retained by Lincoln Logs Ltd. and furnished to the Security and Exchange Commission or its staff upon request.]